Form 10QSB
period 1999-06-30
RHBT FINANCIAL CORP
filed 1999-08-12
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-QSB

        X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    --------              OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                            OR

    -------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File Number 000-26905

                           RHBT FINANCIAL CORPORATION*
             (Exact name of registrant as specified in its charter)

             South Carolina                                58-2482426
     (State or other jurisdiction                       (I.R.S. Employer
            of incorporation)                          Identification No.)

                              315 EAST MAIN STREET
                               ROCK HILL, SC 29731
                         (Address of principal executive
                          offices, including zip code)

                                 (803) 324-2500
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                1,720,313 SHARES OF COMMON STOCK, $.01 PAR VALUE

                                  PAGE 1 OF 17
                             EXHIBIT INDEX ON PAGE 2






* The registrant is a successor issuer, within the meaning of Rule 15d-5 under the Securities Exchange Act of 1934, to Rock Hill Bank & Trust, Rock Hill, South Carolina.

                           RHBT FINANCIAL CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                           Page No.

Item 1.     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998............................3

      Condensed Consolidated Statements of Income - Six months ended June 30, 1999 and 1998 and Three months ended June 30, 1999 and 1998..........................................................4

      Condensed Consolidated Statements of Comprehensive Income - Six months ended June 30, 1999 and 1998 and Three months ended June 30, 1999 and 1998.................................................5

      Condensed Consolidated Statement of Shareholders' Equity - Six months ended June 30, 1999..............6

      Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998..............7

      Notes to Condensed Consolidated Financial Statements................................................8-10

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.............11-16

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................................................17

Item 6. Exhibits and Reports on Form 8-K....................................................................17

      (a) Exhibits..........................................................................................17

      (b) Reports on Form 8-K...............................................................................17

                           RHBT FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                June 30,     December 31,
                                                                  1999          1998
                                                            -------------   -------------

ASSETS
Cash and cash equivalents:
  Cash and due from banks                                   $   4,805,330   $   3,491,891
  Federal funds sold and securities
    purchased under agreements to resell                       25,410,000      24,505,000
                                                            -------------   -------------
                                                               30,215,330      27,996,891

Securities available-for-sale                                   8,848,892       7,414,072

Loans receivable                                               92,146,984      69,977,496
   Less allowance for loan losses                                (993,682)       (812,174)
                                                            -------------   -------------
     Loans, net                                                91,153,302      69,165,322

Accrued interest receivable                                       762,328         607,753
Premises and equipment, net                                     1,343,124       1,252,001
Other assets                                                      817,063         625,682
                                                            -------------   -------------
    Total assets                                            $ 133,140,039   $ 107,061,721
                                                            =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                      $  19,159,694   $   6,157,776
  Interest bearing                                             22,324,031      23,220,435
  Savings                                                       4,096,080       3,175,902
 Time deposits $100,000 and over                               14,818,747      18,123,683
 Other time deposits                                           42,713,636      27,061,929
                                                            -------------   -------------
                                                              103,112,188      77,739,725
Securities sold under agreement to repurchase                  13,455,000      13,250,000
Accrued interest payable                                          394,677         316,981
Other liabilities                                                  33,840         177,069
                                                            -------------   -------------

    Total liabilities                                         116,995,703      91,483,775
                                                            -------------   -------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 10,000,000 shares
  authorized, 1,376,250 shares issued  and outstanding                  -       1,376,250
Common stock, $.01 par value; 10,000,000 shares
  authorized, 1,720,313 shares issued and outstanding              17,204               -
Capital surplus                                                15,376,185      14,013,698
Retained earnings                                                 796,370         180,077
Accumulated other comprehensive income                            (45,423)          7,921
                                                            -------------   -------------
    Total shareholders' equity                                 16,144,336      15,577,946
                                                            -------------   -------------

    Total liabilities and shareholders' equity              $ 133,140,039   $ 107,061,721
                                                            =============   =============

                 See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Six Months Ended          Three Months Ended
                                                    June 30,                   June 30,
                                             -----------------------   -----------------------
                                                1999         1998         1999         1998
                                             ----------   ----------   ----------   ----------
INTEREST INCOME
   Loans, including fees                     $3,689,614   $2,005,126   $1,980,967   $1,061,252
   Investment securities, taxable               215,353      174,996      111,117       72,122
   Federal funds sold and securities
      purchased under agreements to resell      552,169      397,817      295,329      253,980
                                             ----------   ----------   ----------   ----------
      Total                                   4,457,136    2,577,939    2,387,413    1,387,354
                                             ----------   ----------   ----------   ----------

INTEREST EXPENSE
   Deposit accounts                           1,922,391    1,232,362      987,546      652,886
   Securities sold under agreements
      to repurchase                             270,781      245,966      145,302      155,911
                                             ----------   ----------   ----------   ----------
      Total                                   2,193,172    1,478,328    1,132,848      808,797
                                             ----------   ----------   ----------   ----------

NET INTEREST INCOME                           2,263,964    1,099,611    1,254,565      578,557
Provision for loan losses                       187,000      120,016      106,000       60,000
                                             ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   2,076,964      979,595    1,148,565      518,557
                                             ----------   ----------   ----------   ----------

OTHER INCOME
   Service charges on deposit accounts           93,030       66,500       51,635       33,563
   Other charges, commissions and fees           56,131       31,869       29,388       17,566
   Income from fiduciary activities              82,604       24,879       52,465       14,880
                                             ----------   ----------   ----------   ----------
      Total                                     231,765      123,248      133,488       66,009
                                             ----------   ----------   ----------   ----------

OTHER EXPENSE
  Salaries and benefits                         563,810      308,036      302,583      170,087
  Occupancy expense                             194,782      142,710       99,990       71,215
  Advertising & marketing expense                46,972       24,175       19,141       19,625
  Other operating expenses                      519,373      224,430      276,920      109,285
                                             ----------   ----------   ----------   ----------
      Total                                   1,324,937      699,351      698,634      370,212
                                             ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                      983,792      403,492      583,419      214,354

Income tax expense                              364,058      149,000      216,058       79,000
                                             ----------   ----------   ----------   ----------

NET INCOME                                      619,734      254,492      367,361      135,354
                                             ==========   ==========   ==========   ==========

Basic net income per share                   $      .36   $      .34   $      .21   $      .18

Diluted net income per share                 $      .36   $      .34   $      .21   $      .18

          See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                             Six Months Ended         Three Months Ended
                                                  June 30,                 June 30,
                                          ----------------------    ----------------------
                                             1999         1998         1999         1998
                                          ---------    ---------    ---------    ---------
NET INCOME                                $ 619,734    $ 254,492    $ 367,361    $ 135,354
                                          ---------    ---------    ---------    ---------

Other comprehensive income, net of tax:
  Unrealized gains (losses)
    on securities during the period         (53,344)      (7,019)
                                                                      (30,038)      (4,233)
  Less: reclassification adjustment
    for gains included in net income           --           --           --             --
                                          ---------    ---------    ---------    ---------

Other comprehensive income                  (53,344)      (7,019)     (30,038)      (4,233)
                                          ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME                      $ 566,390    $ 247,473    $ 337,323    $ 131,121
                                          =========    =========    =========    =========


          See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                       Accumulated
                                             Common Stock                                                 Other
                                       -------------------------         Capital         Retained     Comprehensive
                                       Shares             Amount         Surplus         Earnings         Income         Total
                                       ------             ------         -------         --------     -------------      -----


BALANCE,
  DECEMBER 31, 1998                   1,376,250         $1,376,250      $14,013,698      $180,077     $  7,921        $15,577,946

Net income
  for the period                                                                          619,734                         619,734

Acquisition of the Bank's
   common stock by RHBT
   Financial Corporation                                (1,362,487)       1,362,487

Five-for-four stock split effected
  in the form of a 25% stock
  dividend declared July 16, 1999       344,063              3,441                         (3,441)

Other comprehensive
   income                                                                                              (53,344)           (53,344)
                                      ---------          ---------      -----------     ---------    ---------        -----------
BALANCE,
  JUNE 30, 1999                       1,720,313          $  17,204      $15,376,185     $ 796,370    $ (45,423)       $16,144,336
                                      =========          =========      ===========     =========    =========        ===========

                 See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $    619,734    $    254,492
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation and amortization                                         79,326          38,029
     Provision for loan losses                                            187,000         120,016
     Accretion and premium amortization                                    19,150          (6,519)
     Amortization of net loan fees and costs                               25,708          15,888
     Amortization of organizational costs                                   9,517           9,517
     (Increase) decrease in interest receivable                          (154,576)        (48,145)
     Increase (decrease) in interest payable                               77,696          10,435
     (Increase) decrease in other assets                                  (37,098)         93,036
     Increase (decrease) in other liabilities                            (111,901)          4,996
                                                                     ------------    ------------
         Net cash provided by operating activities                        714,556         491,745
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                          (6,083,643)           --
   Maturities of securities available-for-sale                          4,545,000       4,000,000
   Net increase in loans made to customers                            (22,200,688)    (11,779,772)
   Purchases of premises and equipment                                   (170,449)       (192,268)
   Purchase of Federal Home Loan Bank Stock                              (163,800)       (157,000)
                                                                     ------------    ------------
         Net cash used by investing activities                        (24,073,580)     (8,129,040)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest
      bearing transaction accounts and savings accounts                13,025,692       6,089,453
   Net increase in certificates of deposit and other time deposits     12,346,771       4,808,226
   Net increase in securities sold under agreements to repurchase         205,000      12,045,900
                                                                     ------------    ------------
       Net cash provided by financing activities                       25,577,463      22,943,579
                                                                     ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,218,439      15,306,284

CASH AND CASH EQUIVALENTS, BEGINNING                                   27,996,891       8,765,824
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, ENDING                                    $ 30,215,330    $ 24,072,108
                                                                     ============    ============

 Cash paid during the period for:
   Income taxes                                                      $    176,800    $       --
   Interest                                                          $  2,115,476    $  1,467,892

Noncash investing and financing activities:
   Amount transferred from retained earnings
     to common stock for stock split                                 $      3,441    $       --

                 See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1999 and for the interim periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Rock Hill Bank & Trust's 1998 Annual Report.


NOTE 2 - REORGANIZATION OF ROCK HILL BANK & TRUST

On April 15, 1999, the stockholders of Rock Hill Bank & Trust (the Bank) approved a plan of corporate reorganization under which Rock Hill Bank & Trust became a wholly owned subsidiary of RHBT Financial Corporation (the Company), which was organized at the direction of the Bank's management. The original authorized common stock of RHBT Financial Corporation is 10,000,000 shares with a par value of $.01 per share. Pursuant to the reorganization, the Company issued 1,376,250 shares of its common stock in exchange for all of the 1,376,250 outstanding common shares of the Bank. The effective date of the reorganization was June 4, 1999 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the period ended June 30, 1999 are presented as if the reorganization had occurred on January 1, 1999. The accompanying financial statements for the periods ended in 1998 are unchanged from the amounts previously reported by Rock Hill Bank & Trust.


NOTE 3 - SHAREHOLDERS' EQUITY

On July 16, 1999, the Company's Board of Directors declared a five-for-four stock split effected in the form of a 25% stock dividend payable on September 10, 1999 to shareholders of record on August 1, 1999. This resulted in the issuance of 344,063 additional shares of common stock.

All per share and weighted average share amounts in the accompanying financial statements have been restated to reflect this stock split.


NOTE 4 - STOCK OPTIONS

At the annual shareholders' meeting on April 15, 1999, the shareholders approved the Company's 1999 Stock Incentive Plan which provides for the granting of awards of stock options and restricted stock of up to 247,725 shares, adjusted for stock dividends of the Company's common stock, to officers, employees, directors, and advisers and consultants of the Company. The Company may grant awards for a term of up to ten years from the effective date of grant. The per-share exercise price will be determined by the Board of Directors, but for incentive stock options the price will not be less than 100% of the fair market value of a share of common stock on the date the option is granted. The per-share exercise price of non-incentive stock options will not be less than 85% of the fair market value of a share on the effective date of grant.

On February 19, 1999, the Company granted 184,375 options, adjusted for stock dividends, pursuant to the terms of the Company's 1999 Stock Incentive Plan. These options each have a seven year vesting term, vesting 20% upon the date of grant and 80% ratably over the remainder of the term. The options are exercisable at a price of $12.40 per share and expire February 19, 2006.

                           RHBT FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three-month periods ended June 30, 1999 are as follows:

                                                For the Six Months Ended June 30, 1999
                                          -------------------------------------------------
                                              Income            Shares         Per-Share
                                            (Numerator)      (Denominator)       Amount
                                          --------------     -------------    -------------
BASIC EARNINGS PER SHARE
Income available to common shareholders      $ 619,734         1,720,313         $   0.36
                                             =========         =========         ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                     --              11,302
                                             ---------         ---------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                   $ 619,734         1,731,615         $   0.36
                                             =========         =========         ========

                                                For the Three Months Ended June 30, 1999
                                          -------------------------------------------------
                                              Income            Shares         Per-Share
                                            (Numerator)      (Denominator)       Amount
                                          --------------     -------------    -------------
BASIC EARNINGS PER SHARE
Income available to common shareholders       $ 367,361         1,720,313        $  0.21
                                                                                 =======
EFFECT OF DILUTIVE SECURITIES
Stock options                                         -            25,371
                                              ---------        ----------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                    $ 367,361         1,745,684        $  0.21
                                              =========        ==========        =======

There were no dilutive securities in existence in 1998. Therefore, basic and dilutive earnings per share were the same.


NOTE 6 - COMPREHENSIVE INCOME

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six-month periods ended June 30, 1999 and 1998:

                                                         Pre-tax     (Expense) Net of tax
                                                          Amount      Benefit    Amount
                                                         --------    --------   --------
FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                    $(84,673)   $ 31,329   $(53,344)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                   --          --         --
                                                         --------    --------   --------
Net unrealized gains (losses) on securities               (84,673)     31,329    (53,344)
                                                         --------    --------   --------

Other comprehensive income                               $(84,673)   $ 31,329   $(53,344)
                                                         ========    ========   ========

                           RHBT FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMPREHENSIVE INCOME -- continued

                                                         Pre-tax     (Expense)  Net of tax
                                                          Amount      Benefit     Amount
                                                         --------    --------   --------
FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                    $(11,141)   $  4,122   $ (7,019)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                   --          --         --
                                                         --------    --------   --------
Net unrealized gains (losses) on securities               (11,141)      4,122     (7,019)
                                                         --------    --------   --------

Other comprehensive income                               $(11,141)   $  4,122   $ (7,019)
                                                         ========    ========   ========


                                                         Pre-tax     (Expense)  Net of tax
                                                          Amount      Benefit     Amount
                                                         --------    --------   --------
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                    $(47,679)   $ 17,641   $(30,038)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                   --          --         --
                                                         --------    --------   --------
Net unrealized gains (losses) on securities               (47,679)     17,641    (30,038)
                                                         --------    --------   --------

Other comprehensive income                               $(47,679)   $ 17,641   $(30,038)
                                                         ========    ========   ========


                                                         Pre-tax     (Expense)  Net of tax
                                                          Amount      Benefit     Amount
                                                         --------    --------   --------
FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                    $(6,719)     $ 2,486    $(4,233)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                  --           --         --
                                                         -------      -------    -------
Net unrealized gains (losses) on securities               (6,719)       2,486     (4,233)
                                                         -------      -------    -------

Other comprehensive income                               $(6,719)     $ 2,486    $(4,233)
                                                         =======      =======    =======

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                           RHBT FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1999 compared to December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1999, net interest income increased $1,164,353, or 105.9%, to $2,263,964 as compared to $1,099,611 for the same period in 1998. The net interest margin realized on earning assets increased from 3.49% for the six months ended June 30, 1998 to 3.97% for the same period in 1999. The interest rate spread also increased by 13 basis points from 2.90% at June 30, 1998 to 3.03% at June 30, 1999.

Net interest income increased from $578,557 for the quarter ending June 30, 1998 to $1,254,565 for the quarter ending June 30, 1999. This represents an increase of $676,008, or 116.8%. The net interest margin realized on earning assets increased from 3.35% for the quarter ended June 30, 1998 to 4.16% for the quarter ended June 30, 1999. The interest rate spread also increased by 30 basis points from 2.75% at June 30, 1998 to 3.05% at June 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1999, the provision charged to expense was $187,000. This increase of $66,984 from the comparable period in 1998 is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. For the quarter ended June 30, 1999 and 1998, the provision charged to expense was $106,000 and $60,000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgement about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

NONINTEREST INCOME

Noninterest income during the six months ended June 30, 1999 was $231,765, an increase of $108,517 from $123,248 during the comparable period in 1998. The increase is primarily a result of an increase in service charges from $66,500 at June 30, 1998 to $93,030 at June 30, 1999. In addition, the Bank's trust department continued to grow, resulting in income of $82,604 during the six months ended June 30, 1999, compared to $24,879 during the comparable period in 1998.

                           RHBT FINANCIAL CORPORATION

NONINTEREST INCOME -- continued

For the quarter ended June 30, 1999, noninterest income increased $67,479, or 102.2%, from $66,009 for the same period in 1998. This increase is primarily due to income from fiduciary activities which increased $37,585, or 252.6%, from the quarter ended June 30, 1998. Service charges also increased from $33,563 for the quarter ended June 30, 1998 to $51,635 for the quarter ended June 30, 1999.

NONINTEREST EXPENSE

Total noninterest expense for the six months ended June 30, 1999 was $1,324,937, or 89.5% higher than the $699,351 amount for the six months ended June 30, 1998. The largest increase was in other operating expenses, which increased from $248,605 at June 30, 1998 to $566,345 for the six months ended June 30, 1999. This increase can be attributed to expenses associated with the formation of the holding company as well as the continuing growth of the bank. Salaries and employee benefits also increased $255,774 to $563,810 at June 30, 1999. This increase is attributable to normal pay increases, personnel hired in late 1998 to staff the Ebenezer office, and the additional personnel hired to staff the Fort Mill/Tega Cay office which is scheduled to open in the third quarter of this year.

For the quarter ended June 30, 1999, noninterest expense increased $328,422, or 88.7%, over the same period in 1998. The largest increase between the quarters ended June 30, 1999 and June 30, 1998 was in other operating expense which increased $167,151, or 129.7%. Expenses of $29,572 associated with the formation of the holding company were included in other operating expenses for the quarter ended June 30, 1999. Salaries and employee benefits also increased from $170,087 for the quarter ended June 30, 1998 to $302,583 at June 30, 1999. Salaries increased for the quarter ended June 30, 1999 as compared to June 30, 1998 for the same reasons discussed above.

INCOME TAXES

The income tax provision for the six months ended June 30, 1999 was $364,058 as compared to $149,000 for the same period in 1998. The effective tax rates were 37% and 36.9% at June 30, 1999 and June 30, 1998, respectively. The effective tax rates were 37% and 36.9% for the quarter ended June 30, 1999 and June 30, 1998, respectively.

NET INCOME

The combination of the above factors resulted in net income for the six months ended June 30, 1999 of $619,734 as compared to $254,492 for the same period in 1998. This represents an increase of $365,242 over the same period in 1998. For the quarter ended June 30, 1999, net income was $367,361, or $232,007 higher than $135,354 for the quarter ended June 30, 1998. This increase reflects the Company's continued growth, as average earning assets increased from $66,078,000 for the six months ended June 30, 1998 to $119,629,000, for the six months ended June 30, 1999.

ASSETS AND LIABILITIES

During the first six months of 1999, total assets increased $26,078,318, or 24.4%, when compared to December 31, 1998. The primary source of growth in assets was in loans which increased $22,169,488 during the first six months of 1999. Federal funds sold and repurchase agreements increased $905,000 from December 31, 1998 to $25,410,000 at June 30, 1999. Total deposits increased $25,372,463, or 32.6%, from the December 31, 1998 amount of $77,739,725. Within the deposit area, certificates of deposit increased $12,346,771, or 27.3%, during the first six months of 1999. Securities sold under agreements to repurchase increased $205,000 to $13,455,000 at June 30, 1999.

                           RHBT FINANCIAL CORPORATION

INVESTMENT SECURITIES

Investment securities increased from $7,414,072 at December 31, 1998 to $8,848,892 at June 30, 1999. All of the Company's investment securities were designated as available-for-sale at June 30, 1999.

LOANS

The Company continued its trend of significant growth during the first six months of 1999, especially in the loan area. Net loans increased $21,987,980, or 31.8%, during the period. As noted below, the main component of growth in the loan portfolio was in real estate loans, which increased $14,127,234, or 36%. Balances within the major loans receivable categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                   JUNE 30, 1999   DECEMBER 31, 1998
                                                   -------------   -----------------
Commercial                                         $  31,791,485   $      27,054,936
Real estate                                           53,330,710          39,203,476
Home equity                                            2,168,240           1,699,601
Consumer and other                                     4,856,549           2,019,483
                                                   -------------   -----------------
                                                   $  92,146,984   $      69,977,496
                                                   =============   =================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                               JUNE 30,
                                                     -----------------------------
                                                          1999            1998
                                                     ------------     ------------
Loans:  Nonaccrual loans                             $      4,805     $        --

   Accruing loans more than 90
     days past due                                   $       --       $      1,000

Loans identified by the internal review mechanism:

   Criticized                                        $      3,349     $       --

   Classified                                        $       --       $       --

Activity in the Allowance for Loan Losses
  is as follows:                                                JUNE 30,
                                                     -----------------------------
                                                            1999          1998
                                                     ------------     ------------
Balance, January 1,                                  $    812,174     $    333,984
Provision for loan losses for the period                  187,000          120,016
Net loans (charged off) recovered for
  the period                                               (5,492)          (8,322)
                                                     ------------     ------------

Balance, end of period                               $    993,682     $    445,678
                                                     ============     ============

Gross loans outstanding, end of period               $ 92,146,984     $ 47,532,848

Allowance for Loan Losses to
  loans outstanding                                          1.07%             .93%

                           RHBT FINANCIAL CORPORATION

DEPOSITS

At June 30, 1999, total deposits increased by $25,372,463, or 32.6%, from December 31, 1998. The largest increase was in noninterest bearing deposits which increased $13,001,918, from December 31, 1998 to June 30, 1999. Expressed in percentages, noninterest bearing deposits increased 211.1% and interest bearing deposits increased 17.3%.

Balances within the major deposit categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                    June 30,      December 31,
                                                      1999           1998
                                                -------------   --------------

Noninterest bearing demand deposits             $  19,159,694   $    6,157,776
Interest bearing demand deposits                   22,324,031       23,220,435
Savings deposits                                    4,096,080        3,175,902
Time deposits $100,000 and over                    14,818,747       18,123,683
Other time deposits                                42,713,636       27,061,929
                                                -------------   --------------

                                                $ 103,112,188   $   77,739,725
                                                =============   ==============

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 79.1% at June 30, 1999 and 76.9% at December 31, 1998.

Securities available-for-sale, which totaled $8,848,892 at June 30, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 1999, unused lines of credit totaled $2,750,000.

CAPITAL RESOURCES

Total shareholders' equity increased from $15,577,946 at December 31, 1998 to $16,144,335 at June 30, 1999. The increase of $566,389 is primarily attributable to net income for the period of $619,734, partially offset by a negative change of $53,344 in the fair value of securities available-for-sale.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common shareholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.

                           RHBT FINANCIAL CORPORATION

CAPITAL RESOURCES -- continued

The following table summarizes the Company's risk-based capital at June 30, 1999:

Shareholders' equity                               $  16,189,758
Less: intangibles                                         36,481
                                                   -------------
Tier 1 capital                                        16,153,277

Plus: allowance for loan losses (1)                      993,682
                                                   -------------
Total capital                                      $  17,146,959
                                                   =============

Risk-weighted assets                               $  97,298,560
                                                   =============

Risk based capital ratios
       Tier 1                                             16.62%
       Total capital                                      17.64%
       Leverage ratio                                     12.79%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. For example, the United States House of Representatives recently passed House Bill 10, the Financial Services Act of 1999, which, if enacted into law, would make substantial changes to the regulation of banks and other companies within the United States financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

YEAR 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Company believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is largely dependent on its outside core data processing provider, and other third party vendors. The Company's current outside data processing provider is M.S. Bailey & Son, Bankers, which was acquired by Anchor Financial Corporation in April 1999. On May 13, 1999, the Company signed a five year contract with Electronic Data Systems Corporation
(EDS) to provide core data processing to the Company. The conversion of data to EDS is expected to occur on September 13, 1999. The Company also signed a contract with Fiserv Solutions, Inc. (Fiserv) to provide proof operations in conjunction with EDS. Both EDS and Fiserv have completed the testing of their systems and have represented that they are Year 2000 compliant. The Company has incurred approximately $190,000 in expenses to upgrade its computer systems to become Year 2000 compliant. This includes approximately $132,000 for the installation of a new on-line system for the Company's existing office and $53,000 as part of the cost of the installation of the systems in the Company's new Ebenezer Office. As of June 30, 1999, the installation of the new on-line system was complete at the Main Office and the Ebenezer Office.

                           RHBT FINANCIAL CORPORATION

YEAR 2000 -- continued

The Company anticipates that any other costs to upgrade other ancillary systems will not materially differ from normal costs incurred during prior years to upgrade and maintain its computer systems. The Company has completed an evaluation of all its internal systems and software and the network connections it maintains, and it may incur minimal additional costs. The Company has obtained assurances about the Year 2000 compliance with respect to the other third party hardware and software systems it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has completed testing all ancillary systems, such as telephone systems and security devices, as of June 30, 1999. Testing of the ATMs was also completed as of June 30, 1999. There can be no assurances that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

The Company believes that the largest Year 2000 Problem exposure to most financial institutions is the preparedness of their customers. The Company is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. The Company is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

The Company adopted a Contingency Plan on July 23, 1998 for Year 2000. The Contingency Plan covers several critical areas that would require an alternative method of operation such as: the primary software and hardware used in processing loans, deposits and the general ledger, use of the Federal Reserve's wire system, ATM machines, and the loan processing system.

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures.

As a result, the Company expects that it could possibly suffer the following consequences:

   o A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and

   o System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company has secured additional lines of credit with several correspondent banks.

                           RHBT FINANCIAL CORPORATION

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 1999, the Bank held its Annual Meeting of Shareholders for the purpose of (a) approving the formation of a holding company through a reorganization agreement and plan of exchange with RHBT Financial Corporation,
(b) approving the 1999 stock incentive plan, and (c) electing three class 1 directors to serve for three year terms.

The proposal for the reorganization agreement received the number of affirmative votes of shareholders required for approval pursuant to the Bylaws of the Bank. Of the 1,376,250 outstanding shares of the Bank, 965,237 shares were voted for, 1,600 shares were voted against, and 4,715 abstained from voting for the reorganization agreement. There were no withheld and no broker non-votes. The proposal for the 1999 stock incentive plan also received the number of affirmative votes of shareholders required for approval pursuant to the Bylaws of the Bank. Of the 1,376,250 outstanding shares of the Bank, 952,197 shares were voted for, 14,625 shares were voted against, and 4,730 abstained from voting for the stock incentive plan. There were no withheld and no broker non-votes. The three nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Bank. Of the 1,376,250 outstanding shareholders of the Bank shareholders voted for the election of each director as follows: Edwin L. Barnes received 1,278,823 votes for his election, 1,175 abstentions, and no votes against, withheld, or broker non-votes; William C. Beaty, Jr. received 1,278,023 votes for his election, 1,175 abstentions, 800 no votes, and no votes withheld or broker non-votes; Hugh L. Harrelson, Sr. received 1,278,823 votes for his election, 1,175 abstentions, and no votes against, withheld or broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             27. Financial Data Schedule

       (b) The Company filed a report on Form 8-K on June 3, 1999. This Form 8-K was filed for the purpose of including in the files of the Securities and Exchange Commission the annual report on Form 10-KSB for the year ended December 31, 1998 and the Form 10-QSB for the quarter ended March 31, 1999 previously filed by Rock Hill Bank & Trust with the Federal Deposit Insurance Corporation so that such documents may be incorporated by reference into filings with the Commission as filings of a predecessor registrant to RHBT Financial Corporation.

             The Form 8-K also reported that RHBT Financial Corporation announced that its Board of Directors approved a 5-for-4 stock split of its common stock in the form of a 25 percent stock dividend which is payable on September 10, 1999 to shareholders of record on August 1, 1999. These shareholders will receive one additional share of common stock for each four shares of common stock they hold on the record date. In lieu of fractional shares, each shareholder will be paid a cash equivalent based on the average closing price of the common stock on the OTC Bulletin Board on August 1, 1999.

             Items 1, 3 and 5 are not applicable.

                           RHBT FINANCIAL CORPORATION

PART II - OTHER INFORMATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      By:
                                         ------------------------------------
                                         J.A. Ferguson, Jr.
                                         President & Chief Executive Officer




Date:                               By:
     --------                            ------------------------------------
                                         Patricia M. Stone
                                         Chief Financial Officer