Form 10QSB
period 1999-09-30
RHBT FINANCIAL CORP
filed 1999-11-12
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-QSB

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---           OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

       --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 (803) 324-2500
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X    NO
                                 ---      ---

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

         Condensed Consolidated Balance Sheets - September 30, 1999 and
         December 31, 1998....................................................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 1999 and 1998 and Three months ended September 30,
         1999 and 1998........................................................4

         Condensed Consolidated Statements of Comprehensive Income -
         Nine months ended September 30, 1999 and 1998 and Three months ended September 30, 1999 and 1998....................................5

         Condensed Consolidated Statement of Shareholders' Equity -
         Nine months ended September 30, 1999.................................6

         Condensed Consolidated Statements of Cash Flows - Nine
         months ended September 30, 1999 and 1998.............................7

         Notes to Condensed Consolidated Financial Statements..............8-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................11-16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................17

         (a) Exhibits........................................................17

         (b) Reports on Form 8-K.............................................17

                                      RHBT FINANCIAL CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                 September 30,           December 31,
                                                                    1999                     1998
                                                           -------------------    -------------------
ASSETS Cash and cash equivalents:
  Cash and due from banks                                  $         3,741,909    $         3,491,891
  Federal funds sold and securities
    purchased under agreements to resell                            32,055,000             24,505,000
                                                           -------------------    -------------------
                                                                    35,796,909             27,996,891

Securities available-for-sale                                        7,828,306              7,414,072

Loans receivable                                                   100,148,514             69,977,496
   Less allowance for loan losses                                   (1,084,682)              (812,174)
                                                           -------------------    -------------------
     Loans, net                                                     99,063,832             69,165,322

Accrued interest receivable                                            736,896                607,753
Premises and equipment, net                                          1,610,290              1,252,001
Other assets                                                         1,232,916                625,682
                                                           -------------------    -------------------
    Total assets                                           $       146,269,149    $       107,061,721
                                                           ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                     $         8,256,479    $         6,157,776
  Interest bearing                                                  32,288,969             23,220,435
  Savings                                                            4,223,661              3,175,902
 Time deposits $100,000 and over                                    29,533,358             18,123,683
 Other time deposits                                                34,902,240             27,061,929
                                                           -------------------    -------------------
                                                                   109,204,707             77,739,725
Securities sold under agreement to repurchase                       12,755,000             13,250,000
Accrued interest payable                                               450,845                316,981
Advances from FHLB                                                   7,000,000                      -
Other liabilities                                                      199,376                177,069
                                                           -------------------    -------------------
    Total liabilities                                              129,609,928             91,483,775
                                                           -------------------    -------------------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 10,000,000 shares
  authorized, 1,376,250 shares issued  and outstanding                       -              1,376,250
Common stock, $.01 par value; 10,000,000 shares
  authorized, 1,720,313 shares issued and outstanding                   17,203                      -
Capital surplus                                                     15,376,185             14,013,698
Retained earnings                                                    1,210,347                180,077
Accumulated other comprehensive income                                  55,486                  7,921
                                                           -------------------    -------------------
    Total shareholders' equity                                      16,659,221             15,577,946
                                                           -------------------    -------------------

    Total liabilities and shareholders' equity             $       146,269,149    $       107,061,721
                                                           ===================    ===================

See notes to condensed consolidated financial statements.

                                                     RHBT FINANCIAL CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)

                                                          Nine Months Ended                        Three Months Ended
                                                            September 30,                              September 30,
                                              ----------------------------------------    ----------------------------------------
                                                     1999                  1998                  1999                 1998
                                              ------------------    ------------------    ------------------    ------------------
INTEREST INCOME
   Loans, including fees                      $        5,977,594    $        3,276,851    $        2,287,980    $        1,271,725
   Investment securities, taxable                        332,238               261,541               116,885                86,545
  Other interest income                                  808,508               700,504               256,339               302,687
                                              ------------------    ------------------    ------------------    ------------------
         Total                                         7,118,340             4,238,896             2,661,204             1,660,957
                                              ------------------    ------------------    ------------------    ------------------

INTEREST EXPENSE
   Deposit accounts                                    3,064,383             1,977,793             1,141,992               745,431
   Other interest expense                                415,415               417,035               144,634               171,069
                                              ------------------    ------------------    ------------------    ------------------
      Total                                            3,479,798             2,394,828             1,286,626               916,500
                                              ------------------    ------------------    ------------------    ------------------

NET INTEREST INCOME                                    3,638,542             1,844,068             1,374,578               744,457
Provision for loan losses                                278,000               249,816                91,000               129,800
                                              ------------------    ------------------    ------------------    ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            3,360,542             1,594,252             1,283,578               614,657
                                              ------------------    ------------------    ------------------    ------------------

OTHER INCOME
   Service charges on deposit accounts                   155,570               102,880                62,540                36,380
   Other charges, commissions and fees                    99,460                49,326                43,329                17,457
   Income from fiduciary activities                      140,042                78,543                57,438                53,664
                                              ------------------    ------------------    ------------------    ------------------
      Total                                              395,072               230,749               163,307               107,501
                                              ------------------    ------------------    ------------------    ------------------

OTHER EXPENSE
  Salaries and benefits                                  889,753               504,922               325,943               196,886
  Occupancy expense                                      314,216               218,931               119,434                76,221
  Advertising & marketing expense                         97,026                24,827                50,054                11,854
  Other operating expenses                               795,909               401,640               276,536               166,008
                                              ------------------    ------------------    ------------------    ------------------
      Total                                            2,096,904             1,150,320               771,967               450,969
                                              ------------------    ------------------    ------------------    ------------------

INCOME BEFORE INCOME TAXES                             1,658,710               674,681               674,918               271,189

Income tax expense                                       625,000               250,000               260,942               101,000
                                              ------------------    ------------------    ------------------    ------------------

NET INCOME                                    $        1,033,710    $          424,681    $          413,976    $          170,189
                                              ==================    ==================    ==================    ==================


Basic net income per share                    $              .70    $              .44    $              .25    $              .12

Diluted net income per share                  $              .70    $              .44    $              .25    $              .12

           See notes to condensed consolidated financial statements.


                                            RHBT FINANCIAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                                                        Nine Months Ended                           Three Months Ended
                                                           September 30,                               September 30,
                                              ----------------------------------------    ----------------------------------------
                                                       1999                 1998                 1999                 1998
                                              ------------------    ------------------    ------------------    ------------------
NET INCOME                                    $        1,033,710    $          424,681    $          413,976    $          170,189
                                              ------------------    ------------------    ------------------    ------------------

Other comprehensive income, net of tax:
  Unrealized gains (losses)
    on securities during the period                       47,565                 2,206               100,909                 9,225
  Less: reclassification adjustment
    for gains included in net income                           -                     -                     -                     -
                                              ------------------    ------------------    ------------------    ------------------

Other comprehensive income                                47,565                 2,206               100,909                 9,225
                                              ------------------    ------------------    ------------------    ------------------

COMPREHENSIVE INCOME                          $        1,081,275    $          426,887    $          514,885    $          179,414
                                              ==================    ==================    ==================    ==================

           See notes to condensed consolidated financial statements.

                                                     RHBT FINANCIAL CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                             (UNAUDITED)

                                                                                                    Accumulated
                                               Common Stock                                            Other
                                         ---------------------------     Capital        Retained   Comprehensive
                                           Shares         Amount         Surplus        Earnings       Income          Total
                                         ------------   ------------  -------------   ------------  -------------  -------------
BALANCE,
  DECEMBER 31, 1998                         1,376,250   $  1,376,250  $  14,013,698   $    180,077  $       7,921  $  15,577,946

Net income
  for the period                                                                         1,033,710                     1,033,710

Acquisition of the Bank's
   common stock by RHBT
   Financial Corporation                                  (1,362,487)     1,362,487

Five-for-four stock split effected
  in the form of a 25% stock
  dividend declared July 16, 1999             344,063          3,440                        (3,440)

Other comprehensive
   income                                                                                                  47,565         47,565
                                         ------------   ------------  -------------   ------------  -------------  -------------

BALANCE,
  SEPTEMBER 30, 1999                        1,720,313   $     17,203  $  15,376,185   $  1,210,347  $      55,486  $  16,659,221
                                         ============   ============  =============   ============  =============  =============

           See notes to condensed consolidated financial statements.

                                                 RHBT FINANCIAL CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                             ----------------------------------------
                                                                                     1999                 1998
                                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $        1,033,710    $          424,681
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                                                      121,704                61,088
     Provision for loan losses                                                          278,000               249,816
     Accretion and premium amortization                                                  23,763                (8,723)
     Amortization of net loan fees and costs                                             39,944                26,373
     Amortization of organizational costs                                                14,275                14,275
     Increase in interest receivable and other assets                                  (157,557)             (290,022)
     Increase in interest payable and other liabilities                                 156,171                88,606
                                                                             ------------------    ------------------
         Net cash provided by operating activities                                    1,510,010               566,094
                                                                             ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                        (6,083,643)           (6,399,610)
   Maturities of securities available-for-sale                                        5,545,000             4,500,000
   Net increase in loans made to customers                                          (30,216,454)          (29,091,233)
   Purchases of premises and equipment                                                 (479,993)             (480,235)
   Purchase of FHLB and Community Financial stock                                      (444,884)                    -
                                                                             ------------------    ------------------
         Net cash used by investing activities                                      (31,679,974)          (31,471,078)
                                                                             ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest
      bearing transaction accounts and savings accounts                              12,214,996             5,820,243
   Net increase in certificates of deposit and other time deposits                   19,249,986            18,287,022
   Net increase (decrease) in securities sold under agreements to repurchase           (495,000)            7,010,900
   Advances from Federal Home Loan Bank                                               7,000,000
   Net proceeds from issuance of stock                                                        -             9,483,677
                                                                             ------------------    ------------------
       Net cash provided by financing activities                                     37,969,982            40,601,842
                                                                             ------------------    ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             7,800,018             9,696,858

CASH AND CASH EQUIVALENTS, BEGINNING                                                 27,996,891             8,765,824
                                                                             ------------------    ------------------

CASH AND CASH EQUIVALENTS, ENDING                                            $       35,796,909    $       18,462,682
                                                                             ==================    ==================

 Cash paid during the period for:
   Income taxes                                                              $          278,000    $          141,200
   Interest                                                                  $        3,345,934    $        2,323,486

Noncash investing and financing activities:
   Amount transferred from retained earnings
     to common stock for stock split                                         $            3,440    $                -

           See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1999 and for the interim periods ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Rock Hill Bank & Trust's 1998 Annual Report.


NOTE 2 - REORGANIZATION OF ROCK HILL BANK & TRUST

On April 15, 1999, the stockholders of Rock Hill Bank & Trust (the Bank) approved a plan of corporate reorganization under which Rock Hill Bank & Trust became a wholly owned subsidiary of RHBT Financial Corporation (the Company), which was organized at the direction of the Bank's management. The original authorized common stock of RHBT Financial Corporation is 10,000,000 shares with a par value of $.01 per share. Pursuant to the reorganization, the Company issued 1,376,250 shares of its common stock in exchange for all of the 1,376,250 outstanding common shares of the Bank. The effective date of the reorganization was June 4, 1999 and was accounted for as if it were a pooling of interests. As a result, the financial statements for the period ended September 30, 1999 are presented as if the reorganization had occurred on January 1, 1999. The accompanying financial statements for the periods ended in 1998 are unchanged from the amounts previously reported by Rock Hill Bank & Trust.


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

                           RHBT FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three-month periods ended September 30, 1999 are as follows:

                                                          For the Nine Months Ended September 30, 1999
                                                 -----------------------------------------------------------------
                                                     Income                 Shares              Per-Share
                                                    (Numerator)            (Denominator)          Amount
                                                 ------------------    ------------------    ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders          $        1,033,710             1,720,313    $                 .70
                                                                                             =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                     -                14,436
                                                 ------------------    ------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                       $        1,033,710             1,734,749    $                 .70
                                                 ==================    ==================    =====================

                                                          For the Three Months Ended September 30, 1999
                                                 -----------------------------------------------------------------
                                                     Income                 Shares                Per-Share
                                                    (Numerator)          (Denominator)             Amount
                                                 ------------------    ------------------    ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders          $          413,976             1,720,313    $                 .25
                                                                                             =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                     -                21,258
                                                 ------------------    ------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                       $          413,976             1,741,571    $                 .25
                                                 ==================    ==================    =====================

There were no dilutive securities in existence in 1998. Therefore, basic and dilutive earnings per share were the same.


NOTE 6 - COMPREHENSIVE INCOME

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine-month periods ended September 30, 1999 and 1998:

                                                             Pre-tax                (Expense)             Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:                 Amount                 Benefit                Amount
                                                          ------------------    ------------------    ------------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                     $           75,500    $          (27,935)   $           47,565
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                 -                     -                     -
                                                          ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                           75,500               (27,935)               47,565
                                                          ------------------    ------------------    ------------------

Other comprehensive income                                $           75,500    $          (27,935)   $           47,565
                                                          ==================    ==================    ==================

                                                     RHBT FINANCIAL CORPORATION
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                             (UNAUDITED)

NOTE 6 - COMPREHENSIVE INCOME -- continued

                                                                       Pre-tax                (Expense)           Net of tax
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:                           Amount                 Benefit               Amount
                                                                    ------------------    ------------------    ------------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                               $            3,501    $           (1,295)   $            2,206
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                           -                     -                     -
                                                                    ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                                      3,501                (1,295)                2,206
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $            3,501    $           (1,295)   $            2,206
                                                                    ==================    ==================    ==================


                                                                       Pre-tax                (Expense)            Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:                          Amount                 Benefit               Amount
                                                                    ------------------    ------------------    ------------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                               $          160,173    $          (59,264)   $          100,909
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                           -                     -                     -
                                                                    ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                                    160,173               (59,264)              100,909
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $          160,173    $          (59,264)   $          100,909
                                                                    ==================    ==================    ==================


                                                                       Pre-tax                (Expense)           Net of tax
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:                          Amount                 Benefit              Amount
                                                                    ------------------    ------------------    ------------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                               $           14,642    $           (5,417)   $            9,225
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                           -                     -                     -
                                                                    ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                                     14,642                (5,417)                9,225
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $           14,642    $           (5,417)   $            9,225
                                                                    ==================    ==================    ==================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                           RHBT FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1999 compared to December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1999, net interest income increased $1,794,474, or 97.3%, to $3,638,542 as compared to $1,844,068 for the same period in 1998. The net interest margin realized on earning assets increased from 3.53% for the nine months ended September 30, 1998 to 4.07% for the same period in 1999. The interest rate spread also increased by 36 basis points from 2.79% at September 30, 1998 to 3.15% at September 30, 1999.

Net interest income increased from $744,457 for the quarter ending September 30, 1998 to $1,374,578 for the quarter ending September 30, 1999. This represents an increase of $630,121, or 84.6%. The net interest margin realized on earning assets increased from 3.59% for the quarter ended September 30, 1998 to 4.26% for the quarter ended September 30, 1999. The interest rate spread also increased by 71 basis points from 2.64% at September 30, 1998 to 3.35% at September 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 1999, the provision charged to expense was $278,000. This increase of $28,184 from the comparable period in 1998 is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. For the quarter ended September 30, 1999 and 1998, the provision charged to expense was $91,000 and $129,800, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgement about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

NONINTEREST INCOME

Noninterest income during the nine months ended September 30, 1999 was $395,072, an increase of $164,323 from $230,749 during the comparable period in 1998. The increase is primarily a result of an increase in service charges from $102,880 at September 30, 1998 to $155,570 at September 30, 1999. In addition, the Bank's trust department continued to grow, resulting in income of $140,042 during the nine months ended September 30, 1999, compared to $78,543 during the comparable period in 1998.

                           RHBT FINANCIAL CORPORATION

NONINTEREST INCOME -- continued

For the quarter ended September 30, 1999, noninterest income increased $55,806, or 51.9%, from $107,501 for the same period in 1998. This increase is primarily due to income from service charges on deposit accounts which increased $26,160, or 71.9%, from the quarter ended September 30, 1998. Other service charges, commissions and fees also increased from $17,457 for the quarter ended September 30, 1998 to $43,329 for the quarter ended September 30, 1999.

NONINTEREST EXPENSE

Total noninterest expense for the nine months ended September 30, 1999 was $2,096,904, or 82.3% higher than the $1,150,320 amount for the nine months ended September 30, 1998. The largest increase was in other operating expenses, which increased from $426,467 at September 30, 1998 to $892,935 for the nine months ended September 30, 1999. This increase can be attributed to expenses associated with the formation of the holding company as well as the continuing growth of the Bank. Salaries and employee benefits also increased $384,831 to $889,753 at September 30, 1999. This increase is attributable to normal pay increases and personnel hired to staff the Fort Mill/Tega Cay office which opened September 21, 1999.

For the quarter ended September 30, 1999, noninterest expense increased $320,998, or 71.2%, over the same period in 1998. The largest increase between the quarters ended September 30, 1999 and September 30, 1998 was in other operating expense, which increased $148,728, or 83.6%. Salaries and employee benefits also increased from $196,886 for the quarter ended September 30, 1998 to $325,943 at September 30, 1999. Salaries increased for the quarter ended September 30, 1999 as compared to September 30, 1998 for the same reasons discussed above.

INCOME TAXES

The income tax provision for the nine months ended September 30, 1999 was $625,000 as compared to $250,000 for the same period in 1998. The increase in the income tax provision is due to an increase in income before taxes between the two periods. The effective tax rates were 37.7% and 37.1% at September 30, 1999 and September 30, 1998, respectively. The effective tax rates were 38.7% and 37.2% for the quarter ended September 30, 1999 and September 30, 1998, respectively.

NET INCOME

The combination of the above factors resulted in net income for the nine months ended September 30, 1999 of $1,033,710 as compared to $424,681 for the same period in 1998. This represents an increase of $609,029 over the same period in 1998. For the quarter ended September 30, 1999, net income was $413,976, or $243,787 higher than $170,189 for the quarter ended September 30, 1998. This increase reflects the Company's continued growth, as average earning assets increased from $73,161,000 for the nine months ended September 30, 1998 to $124,594,000, for the nine months ended September 30, 1999.

ASSETS AND LIABILITIES

During the first nine months of 1999, total assets increased $39,207,428, or 36.6%, when compared to December 31, 1998. The primary source of growth in assets was in loans which increased $30,171,018 during the first nine months of 1999. Federal funds sold and repurchase agreements increased $7,550,000 from December 31, 1998 to $32,055,000 at September 30, 1999. Total deposits increased $31,464,982, or 40.5%, from the December 31, 1998 amount of $77,739,725. Within the deposit area, certificates of deposit increased $19,249,986, or 42.6%, during the first nine months of 1999. Securities sold under agreements to repurchase decreased $495,000 to $12,755,000 at September 30, 1999.

                           RHBT FINANCIAL CORPORATION

INVESTMENT SECURITIES

Investment securities increased from $7,414,072 at December 31, 1998 to $7,828,306 at September 30, 1999. All of the Company's investment securities were designated as available-for-sale at September 30, 1999.

LOANS

The Company continued its trend of significant growth during the first nine months of 1999, especially in the loan area. Net loans increased $29,898,510, or 43.2%, during the period. As noted below, the main component of growth in the loan portfolio was in real estate loans, which increased $14,686,641, or 37.5%. Balances within the major loans receivable categories as of September 30, 1999 and December 31, 1998 are as follows:

                                                     September 30, 1999       December 31, 1998
                                                    --------------------    --------------------
Commercial                                          $         36,013,887    $         27,054,936
Real estate                                                   53,890,117              39,203,476
Home equity                                                    2,338,867               1,699,601
Consumer and other                                             7,905,643               2,019,483
                                                    --------------------    --------------------
                                                    $        100,148,514    $         69,977,496
                                                    ====================    ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements
   in the loan portfolio:
                                                                       September 30,
                                                     -----------------------------------------------
                                                             1999                     1998
                                                     -------------------    ------------------------
Loans:   Nonaccrual loans                           $              6,542    $                  -

   Accruing loans more than 90
     days past due                                  $                  -    $                  -

Loans identified by the internal review mechanism:

   Criticized                                       $              2,870    $                  -
   Classified                                       $                  -    $                  -

Activity in the Allowance for Loan Losses
  is as follows:
                                                                       September 30,
                                                     -----------------------------------------------
                                                             1999                     1998
                                                     -------------------    ------------------------
Balance, January 1,                                 $            812,174    $            333,984
Provision for loan losses for the period                         278,000                 249,816
Net loans (charged off) recovered for
  the period                                                      (5,492)                (11,279)
                                                    --------------------    --------------------

Balance, end of period                              $          1,084,682    $            572,521
                                                    ====================    ====================

Gross loans outstanding, end of period              $        100,148,514    $         64,830,867

Allowance for Loan Losses to
  loans outstanding                                                 1.08%                   0.88%

                           RHBT FINANCIAL CORPORATION

DEPOSITS

At September 30, 1999, total deposits increased by $31,464,982, or 40.5%, from December 31, 1998. The largest increase was in certificates of deposits which increased $19,249,986, from December 31, 1998 to September 30, 1999. Expressed in percentages, noninterest bearing deposits increased 34.1% and interest bearing deposits increased 41.0%.

Balances within the major deposit categories as of September 30, 1999 and December 31, 1998 are as follows:

                                               September 30,           December 31,
                                                   1999                    1998
                                           --------------------    --------------------
Noninterest bearing demand deposits        $          8,256,479    $          6,157,776
Interest bearing demand deposits                     32,288,969              23,220,435
Savings deposits                                      4,223,661               3,175,902
Time deposits $100,000 and over                      29,533,358              18,123,683
Other time deposits                                  34,902,240              27,061,929
                                           --------------------    --------------------

                                           $        109,204,707    $         77,739,725
                                           ====================    ====================

ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank were $7,000,000 at September 30, 1999. The advances are all scheduled to mature on September 30, 2009 and bear a fixed rate of interest at 5.07%. The option to call these advances can be exercised in 2000.

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 77.7% at September 30, 1999 and 76.9% at December 31, 1998.

Securities available-for-sale, which totaled $7,828,306 at September 30, 1999, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1999, unused lines of credit totaled $10,500,000.

CAPITAL RESOURCES

Total shareholders' equity increased from $15,577,946 at December 31, 1998 to $16,659,221 at September 30, 1999. The increase of $1,081,275 is primarily attributable to net income for the period of $1,033,710, and a positive change of $47,565 in the fair value of securities available-for-sale.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

                           RHBT FINANCIAL CORPORATION

CAPITAL RESOURCES -- continued

The following table summarizes the Company's risk-based capital at September 30, 1999:

Shareholders' equity                       $         16,603,735
Less: intangibles                                        31,722
                                           --------------------
Tier 1 capital                                       16,572,013
Plus: allowance for loan losses (1)                   1,084,682
                                           --------------------
Total capital                              $         17,656,695
                                           ====================

Risk-weighted assets                       $        104,323,758
                                           ====================
Risk based capital ratios
          Tier 1                                         15.89%
          Total capital                                  16.92%
          Leverage ratio                                 12.38%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

YEAR 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year, which may result in widespread computer malfunctions. While the Company believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is largely dependent on its outside core data processing provider, and other third party vendors. On May 13, 1999, the Company signed a five year contract with Electronic Data Systems Corporation
(EDS) to provide core data processing to the Company. The conversion of data to EDS occurred on September 20, 1999. The Company also signed a contract with Fiserv Solutions, Inc. (Fiserv) to provide proof operations in conjunction with EDS. Both EDS and Fiserv have completed the testing of their systems and have represented that they are Year 2000 compliant. The Company has incurred approximately $198,000 in expenses to upgrade its computer systems to become Year 2000 compliant. This includes approximately $132,000 for the installation of a new on-line system for the Company's existing office, $53,000 as part of the cost of the installation of the systems in the Company's Ebenezer Office, and $8,000 to upgrade teller machines. Hardware and software for the Fort Mill/Tega Cay office was purchased in September and was considered Year 2000 compliant. As of September 30, 1999, the installation of the new on-line system was complete at all three of the Bank's offices.

                           RHBT FINANCIAL CORPORATION

YEAR 2000 -- continued

The Company anticipates that any other costs to upgrade other ancillary systems will not materially differ from normal costs incurred during prior years to upgrade and maintain its computer systems. The Company has completed an evaluation of all its internal systems and software and the network connections it maintains, and it may incur minimal additional costs. The Company has obtained assurances about the Year 2000 compliance with respect to the other third party hardware and software systems it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has completed testing all ancillary systems, such as telephone systems and security devices, as of September 30, 1999. Testing of the ATMs was also completed as of September 30, 1999. There can be no assurances that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

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

                           RHBT FINANCIAL CORPORATION

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 8, 1999, the Company's common stock began trading on the Nasdaq National Market effective under its previous symbol "RHBT." Since its initial public offering in July 1998 through November 5, 1999, the stock traded on the OTC Bulletin Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27. Financial Data Schedule

          (b) Reports on Form 8-K - No reports were filed during the quarter ended September 30, 1999.

                  Items 1, 3, and 4 are not applicable.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     By: ___________________________________
                                         J.A. Ferguson, Jr.
                                         President & Chief Executive Officer




Date:_________________               By: ____________________________________
                                         Patricia M. Stone
                                         Chief Financial Officer