Form 10QSB
period 2000-03-31
RHBT FINANCIAL CORP
filed 2000-05-12
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                      FORM 10-QSB

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File Number 000-26905

                           RHBT FINANCIAL CORPORATION
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

                1,720,938 SHARES OF COMMON STOCK, $.01 PAR VALUE

                                  PAGE 1 OF 16
                             EXHIBIT INDEX ON PAGE 2

                           RHBT FINANCIAL CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                              Page No.
------------------------------

Item 1   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999..........................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2000 and 1999 .............................4

         Condensed Consolidated Statement of Shareholders' Equity
             and Comprehensive Income - Three months ended March 31, 2000......................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999..........................6

         Notes to Condensed Consolidated Financial Statements..................................................................7

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.................8-13

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K..................................................................................13-14

         (a) Exhibits.........................................................................................................16

         (b) Reports on Form 8-K..............................................................................................14

                                                     RHBT FINANCIAL CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                                                              March 31,              December 31,
                                                                                                2000                     1999
                                                                                        -------------------    -------------------
ASSETS
  Cash and cash equivalents:
  Cash and due from banks                                                               $         2,779,111    $         3,680,173
  Federal funds sold and securities
    purchased under agreements to resell                                                         21,785,000             16,425,000
                                                                                        -------------------    -------------------
                                                                                                 24,564,111             20,105,173

Securities available-for-sale                                                                     6,655,458              7,832,559

Loans receivable                                                                                133,012,437            118,709,167
   Less allowance for loan losses                                                                (1,388,946)            (1,226,442)
                                                                                        -------------------    -------------------
     Loans, net                                                                                 131,623,491            117,482,725

Accrued interest receivable                                                                         985,289                825,111
Premises and equipment, net                                                                       1,678,406              1,672,998
Other assets                                                                                      1,273,032              1,529,614
                                                                                        -------------------    -------------------
    Total assets                                                                        $       166,779,787    $       149,448,180
                                                                                        ===================    ===================


LIABILITIES
Deposits:
  Non-interest bearing                                                                  $         7,973,786    $         6,555,078
  Interest bearing                                                                               36,521,351             34,659,500
  Savings                                                                                         4,876,592              4,426,598
  Time deposits $100,000 and over                                                                38,506,530             29,434,939
  Other time deposits                                                                            45,973,202             32,749,958
                                                                                        -------------------    -------------------
                                                                                                133,851,461            107,826,073
Securities sold under agreement to repurchase                                                     7,565,000              9,105,000
Federal funds purchased                                                                                   -              5,000,000
Advances from the Federal Home Loan Bank                                                          7,000,000             10,000,000
Accrued interest payable                                                                            646,234                483,114
Other liabilities                                                                                   312,359                120,539
                                                                                        -------------------    -------------------

    Total liabilities                                                                           149,375,054            132,534,726
                                                                                        -------------------    -------------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 10,000,000 shares
  authorized, 1,720,938 shares issued  and outstanding                                               17,208                 17,208
Capital surplus                                                                                  15,383,930             15,383,930
Retained earnings                                                                                 2,066,614              1,564,652
Accumulated other comprehensive income (loss)                                                       (63,019)               (52,336)
                                                                                        -------------------    -------------------

    Total shareholders' equity                                                                   17,404,733             16,913,454
                                                                                        -------------------    -------------------
    Total liabilities and shareholders' equity                                          $       166,779,787    $       149,448,180
                                                                                        ===================    ===================


                                            See notes to condensed financial statements.


                                                     RHBT FINANCIAL CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                                                                                       Three Months Ended
                                                                                                             March 31,
                                                                                          ----------------------------------------
                                                                                                    2000              1999
                                                                                          ------------------    ------------------
INTEREST INCOME
   Loans, including fees                                                                  $        3,068,626    $        1,708,647
   Investment securities, taxable                                                                    111,044               104,236
   Federal funds sold and securities
      purchased under agreements to resell                                                           310,124               256,840
                                                                                          ------------------    ------------------
      Total                                                                                        3,489,794             2,069,723
                                                                                          ------------------    ------------------

INTEREST EXPENSE
   Deposit accounts                                                                                1,630,111               934,845
   Securities sold under agreements to repurchase                                                     87,370               125,479
   Advances from the Federal Home Loan Bank                                                           95,321                     -
                                                                                          ------------------    ------------------
      Total                                                                                        1,812,802             1,060,324
                                                                                          ------------------    ------------------

NET INTEREST INCOME                                                                                1,676,992             1,009,399
Provision for loan losses                                                                            164,000                81,000
                                                                                          ------------------    ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                                        1,512,992               928,399
                                                                                          ------------------    ------------------

OTHER INCOME
   Service charges on deposit accounts                                                                75,859                41,395
   Other charges, commissions and fees                                                                47,424                26,743
   Income from fiduciary activities                                                                   79,446                30,139
                                                                                          ------------------    ------------------
      Total                                                                                          202,729                98,277
                                                                                          ------------------    ------------------

OTHER EXPENSE
  Salaries and employee benefits                                                                     363,435               261,227
  Occupancy expense                                                                                  153,149                94,792
  Advertising and marketing expense                                                                   17,026                27,831
  Other operating expenses                                                                           384,951               242,453
                                                                                          ------------------    ------------------
      Total                                                                                          918,561               626,303
                                                                                          ------------------    ------------------

INCOME BEFORE INCOME TAXES                                                                           797,160               400,373

Income tax expense                                                                                   295,198               148,000
                                                                                          ------------------    ------------------

NET INCOME                                                                                $          501,962    $          252,373
                                                                                          ==================    ==================

Basic net income per share                                                                $              .29    $              .15
Diluted net income per share                                                                             .29                   .15


                                   See notes to condensed financial statements.

                                                     RHBT FINANCIAL CORPORATION
                          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                             (UNAUDITED)



                                                                                                        Accumulated
                                                   Common Stock                                            Other
                                                   ------------            Capital        Retained     Comprehensive
                                              Shares          Amount       Surplus        Earnings         Income        Total
                                              ------          ------       -------        --------         ------        -----
BALANCE,
DECEMBER 31, 1999                           1,720,938   $     17,208  $  15,383,930   $  1,564,652  $     (52,336) $  16,913,454

Net income
  for the period                                                                           501,962                       501,962

Other comprehensive income,
   net of tax of $6,274                                                                                   (10,683)       (10,683)
                                                                                                                    ------------

Comprehensive income                                                                                                     491,279
                                         ------------   ------------  -------------   ------------  -------------   ------------
BALANCE,
 MARCH 31, 2000                             1,720,938   $     17,208  $  15,383,930   $  2,066,614  $     (63,019)  $ 17,404,733
                                         ============   ============  =============   ============  =============   ============

                                            See notes to condensed financial statements.



                                                     RHBT FINANCIAL CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                 ----------------------------------------
                                                                                         2000                  1999
                                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $          501,962    $          252,373
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                                                           61,081                39,412
     Provision for loan losses                                                              164,000                81,000
     Accretion and premium amortization                                                        (201)                8,174
     Amortization of net loan fees and costs                                                 13,013                13,138
     Amortization of organizational costs                                                     4,758                 4,758
     (Increase) decrease in interest receivable                                            (160,178)               34,809
     Increase in interest payable                                                           163,120                10,986
     Decrease in other assets                                                               108,098                17,449
     Increase in other liabilities                                                          191,820                32,493
                                                                                 ------------------    ------------------
         Net cash provided by operating activities                                        1,047,473               494,592
                                                                                 ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                              (989,655)           (3,818,404)
   Maturities of securities available-for-sale                                            2,150,000             3,900,000
   Net increase in loans made to customers                                              (14,317,779)          (10,356,219)
   Purchases of premises and equipment                                                      (66,489)             (151,102)
   (Purchase) sale of Federal Home Loan Bank Stock                                          150,000              (163,800)
                                                                                 ------------------    ------------------
         Net cash used by investing activities                                          (13,073,923)          (10,589,525)
                                                                                 ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest
      bearing transaction accounts and savings accounts                                   3,730,553            10,929,973
   Net increase in certificates of deposit and other time deposits                       22,294,835             6,035,384
   Net increase (decrease) in securities sold under agreements to repurchase             (6,540,000)               25,000
   Repayments of advances from the Federal Home Loan Bank                                (3,000,000)                    -
                                                                                 ------------------    ------------------
       Net cash provided by financing activities                                         16,485,388            16,990,357
                                                                                 ------------------    ------------------

NET INCREASE IN CASH AND  CASH EQUIVALENTS                                                4,458,938             6,895,424

CASH AND CASH EQUIVALENTS, BEGINNING                                                     20,105,173            27,996,891
                                                                                 ------------------    ------------------

CASH AND CASH EQUIVALENTS, ENDING                                                $       24,564,111    $       34,892,315
                                                                                 ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                  $          143,126    $          116,033
   Interest                                                                      $        1,649,682    $        1,049,338

                                            See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2000 and for the interim periods ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 1999 Annual Report.

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included inequity along with the related tax effect for the three-month period ended March 31, 2000.

                                                                   Pre-tax               (Expense)            Net of tax
FOR THE THREE MONTHS ENDED MARCH 31, 2000:                          Amount                Benefit               Amount
                                                               -------------------   -------------------   ----------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                          $           (16,957)  $             6,274   $        (10,683)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                       -                     -                  -
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities                                (16,957)                6,274            (10,683)
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $           (16,957)  $             6,274   $        (10,683)
                                                               ===================   ===================   ================


                                                                   Pre-tax               (Expense)              Net of tax
FOR THE THREE MONTHS ENDED MARCH 1999:                              Amount                Benefit                 Amount
                                                               -------------------   -------------------   -----------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                          $           (36,993)  $            13,687   $        (23,306)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                       -                     -                  -
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities                                (36,993)               13,687            (23,306)
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $           (36,993)  $            13,687   $        (23,306)
                                                               ===================   ===================   ================


Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                           RHBT FINANCIAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2000, net interest income increased $667,593, or 66.1%, to $1,676,992 as compared to $1,009,399 for the same period in 1999. The net interest margin realized on earning assets increased from 3.77% for the three months ended March 31, 1999 to 4.24% for the same period in 2000. The interest rate spread increased by 52 basis points from 3.01% at March 31, 1999 to 3.53% at March 31, 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000, the provision charged to expense was $164,000. This increase of $83,000 from the comparable period in 1999 is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

NONINTEREST INCOME

Noninterest income during the three months ended March 31, 2000 was $202,729, an increase of $104,452 from $98,277 during the comparable period in 1999. The increase is a result of an increase in service charges from $41,395 during the three months ending March 31, 1999 to $75,859 for the three months ending March 31, 2000. In addition, the Company's trust department continues to grow, resulting in income of $79,446 during the three months ended March 31, 2000, compared to $30,139 during the comparable period in 1999.

                           RHBT FINANCIAL CORPORATION

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2000 was $918,561, or 46.7% higher than the $626,303 amount for the three months ended March 31, 1999. The largest increase was in other operating expense, which increased from $242,453 for the three months ended March 31, 1999 to $384,951 for the three months ended March 31, 2000. The increase is partially attributable to an increase in the costs associated with data processing. Salaries and employee benefits also increased $102,208 to $363,435 for the three months ended March 31, 2000. This increase can be attributable to the cost of employees to staff an additional office and annual pay raises.

INCOME TAXES

The income tax provision for three months ended March 31, 2000 was $295,198 as compared to $148,000 for the same period in 1999. The effective tax rate was 37% at March 31, 2000 and 1999.

NET INCOME

The combination of the above factors resulted in net income for the three months ended March 31, 2000 of $501,962 as compared to $252,373 for the same period in 1999. This represents an increase of $249,589 or 98.9% over the same period in 1999.

ASSETS AND LIABILITIES

During the first three months of 2000, total assets increased $17,331,607, or 11.6%, when compared to December 31, 1999. The primary source of growth in assets was loans which increased $14,303,270 during the first three months of 2000. Federal funds sold and repurchase agreements increased $5,360,000 from December 31, 1999 to $21,785,000 at March 31, 2000. Total deposits also increased $26,025,388, or 24.1%, from the December 31, 1999 amount of $107,826,073. Within the deposit area, certificates of deposit increased $22,294,835, or 35.9%, during the first three months of 2000. Federal funds purchased of $5,000,000 at December 31, 1999 were paid off by March 31, 2000. Advances from the Federal Home Loan Bank decreased from $10,000,000 at December 31, 1999 to $7,000,000 at March 31, 2000.

INVESTMENT SECURITIES

Investment securities decreased slightly from $7,832,559 at December 31, 1999 to $6,655,458 at March 31, 2000. The decrease can be attributed to the maturing of four securities during March. The funds from the securities were invested in higher yielding loans. All of the Company's investment securities were designated as available-for-sale at March 31, 2000.

                           RHBT FINANCIAL CORPORATION

LOANS

The Company continued its trend of growth during the first three months of 2000, especially in the loan area. Net loans increased $14,140,766, or 12.0%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased 26.3%, or $13,026,356, from December 31, 1999. Also, real estate - construction loans increased $1,516,352, or 27.9%. Balances within the major loans receivable categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                          March 31, 2000        December 31, 1999
                                                                     --------------------     --------------------
Real estate - construction                                           $          6,936,016     $          5,419,664
Real estate - mortgage                                                         58,117,883               57,996,758
Commercial and industrial                                                      62,595,509               49,569,153
Consumer and other                                                              5,363,029                5,723,592
                                                                     --------------------     --------------------

                                                                     $        133,012,437     $        118,709,167
                                                                     ====================     ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                         March 31,
                                                                     ---------------------------------------------
                                                                              2000                     1999
                                                                     --------------------     --------------------

Loans:   Nonaccrual loans                                            $          1,869,352     $                  -

   Accruing loans more than 90
     days past due                                                   $                658     $                  -

Loans identified by the internal review mechanism:

   Criticized                                                        $          1,912,000     $                  -

   Classified                                                        $                  -     $              3,251

Activity in the Allowance for Loan Losses is as follows:
                                                                                         March 31,
                                                                     ---------------------------------------------
                                                                              2000                     1999
                                                                     --------------------     --------------------

Balance, January 1,                                                  $          1,226,442     $            812,174
Provision for loan losses for the period                                          164,000                   81,000
Net loans (charged off) recovered for
  the period                                                                       (1,496)                  (1,006)
                                                                     --------------------     --------------------

Balance, end of period                                               $          1,388,946     $            892,168
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $        133,012,437     $         80,319,571

Allowance for loan losses to
  loans outstanding                                                                  1.04%                    1.11%

                           RHBT FINANCIAL CORPORATION

DEPOSITS

At March 31, 2000, total deposits increased by $26,025,388, or 24.1%, from December 31, 1999. The largest increase was in certificates of deposit which increased $22,294,835, or 35.9%, from December 31, 1999 to March 31, 2000.
Expressed in percentages, non-interest bearing deposits increased 21.6% and interest bearing deposits increased 24.3%.

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                            March 31,              December 31,
                                                                              2000                     1999
                                                                     --------------------     --------------------

Noninterest bearing demand deposits                                  $          7,973,786     $          6,555,078
Interest bearing demand deposits                                               36,521,351               34,659,500
Savings deposits                                                                4,876,592                4,426,598
Time deposits $100,000 and over                                                38,506,530               29,434,939
Other time deposits                                                            45,973,202               32,749,958
                                                                     --------------------     --------------------

                                                                     $        133,851,461     $        107,826,073
                                                                     ====================     ====================

ADVANCES FROM THE FEDERAL HOME LOAN BANK

At March 31, 2000, Advances from the Federal Home Loan Bank totaled $7,000,000. This amount consists of one advance with a fixed interest rate of 6.29% and maturity date of September 30, 2009. The option to call this advance can be exercised in 2000.

LIQUIDITY

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 89.6% at March 31, 2000 and 89.9% at December 31, 1999.

Securities available-for-sale, which totaled $6,655,458 at March 31, 2000, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2000, unused lines of credit totaled $22,600,000.

CAPITAL RESOURCES

Total shareholders' equity increased from $16,913,454 at December 31, 1999 to $17,404,733 at March 31, 2000. The increase is due to net income for the period of $501,962, partially offset by a negative change of $10,683 in the fair value of securities available-for-sale.

                           RHBT FINANCIAL CORPORATION

CAPITAL RESOURCES -- continued

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

The following table summarizes the Company's risk-based capital at March 31, 2000:


Shareholders' equity                               $         17,467,752
Less: intangibles                                                22,205
                                                   --------------------
Tier 1 capital                                               17,445,547

Plus: allowance for loan losses (1)                           1,388,946
                                                   --------------------
Total capital                                      $         18,834,493
                                                   ====================

Risk-weighted assets                               $        132,058,488
                                                   ====================

Risk based capital ratios
     Tier 1                                                      13.21%
     Total capital                                               14.26%
     Leverage ratio                                              10.63%

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

                           RHBT FINANCIAL CORPORATION

YEAR 2000

Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $200,000 in costs in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

              13.1. Annual Report of Shareholders for the year ended December 31, 1999 (incorporated by reference to the Company's 10-KSB, Registration File No. 000-26905 for period ended December 31, 1999).

                           RHBT FINANCIAL CORPORATION

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -- continued

              21.1 Subsidiaries of the Company (incorporated by reference to the Company's 10-KSB, Registration File No. 000-26905 for period ended December 31, 1999).

              27.1.   Financial Data Schedule for the period ended March 31,
                      2000.

--------------
* Denotes executive compensation contract or arrangement.

     Reports on Form 8-K

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000.

Items 1, 2, 3, 4 and 5 are not applicable.

                           RHBT FINANCIAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                      By:    /s/ J.A. FERGUSON, JR.
                                             -----------------------------------
                                             J.A. Ferguson, Jr.
                                             President & Chief Executive Officer




Date: May 11, 2000                    By:    /s/   PATRICIA   M. STONE
                                             -----------------------------------
                                             Patricia M. Stone
                                             Chief Financial Officer