Form 10-Q
period 2000-06-20
RHBT FINANCIAL CORP
filed 2000-08-09
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (MARK ONE)                        FORM 10-QSB

        X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

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

                                  PAGE 1 OF 20
                             EXHIBIT INDEX ON PAGE 2

                           RHBT FINANCIAL CORPORATION

                                      Index




PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- June 30, 2000
           and December 31, 1999...............................................3

        Condensed Consolidated Statements of Income -- Six months ended June
           30, 2000 and 1999 and Three months ended
           June 30, 2000 and 1999..............................................4

        Condensed Consolidated Statements of Shareholders' Equity and
           Comprehensive Income -- Six months ended June 30, 2000..............5

        Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999........................................6

        Notes to Condensed Consolidated Financial Statements.................7-9

Review by Independent Certified Public Accountants............................10

Report on Review by Independent Certified Public Accountants..................11

Item 2. Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations......................12-17

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 6. Exhibits and Reports on Form 8-K......................................18

         (a) Exhibits.........................................................18

         (b) Reports on Form 8-K..............................................18

                           RHBT FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


                                                                                         June 30, 2000      Dec. 31, 1999

                                                                                        --------------     -------------
                                                                                          (Unaudited)
 Assets
 Cash and cash equivalents:
   Cash and due from banks                                                             $      2,888,398    $    3,680,173
   Federal funds sold and securities
    purchased under agreements to resell                                                     27,850,000        16,425,000
                                                                                       ----------------    --------------
                                                                                             30,738,398        20,105,173
                                                                                       ----------------    --------------

 Securities available-for-sale                                                                7,138,754         7,832,559

 Loans receivable                                                                           142,464,356       118,709,167
    Less allowance for loan losses                                                          (1,493,804)       (1,226,442)
                                                                                       ----------------    --------------
      Loans, net                                                                            140,970,552       117,482,725

 Accrued interest receivable                                                                  1,237,236           825,111
 Premises and equipment, net                                                                  1,656,209         1,672,998
   Other assets                                                                               1,288,175         1,529,614
                                                                                       ----------------    --------------
     Total assets                                                                      $    183,029,324    $  149,448,180
                                                                                       ================    ==============

 Liabilities
 Deposits:
   Noninterest-bearing                                                                 $     13,531,851    $    6,555,078
   Interest-bearing                                                                          37,164,858        34,659,500
   Savings                                                                                    5,717,344         4,426,598
   Time deposits $100,000 and over                                                           42,471,429        29,434,939
   Other time deposits                                                                       53,092,267        32,749,958
                                                                                       ----------------    --------------
                                                                                            151,977,749       107,826,073

 Securities sold under agreement to repurchase                                                5,210,000         9,105,000
 Federal funds purchased                                                                           -            5,000,000
 Advances from the Federal Home Loan Bank                                                     7,000,000        10,000,000
 Accrued interest payable                                                                       690,355           483,114
 Other liabilities                                                                              192,864           120,539
                                                                                       ----------------    --------------

     Total liabilities                                                                      165,070,968       132,534,726
                                                                                       ----------------    --------------

 Shareholders' Equity
 Common stock, $ .01 par value; 10,000,000 shares authorized,
  1,720,938 shares issued and outstanding                                                        17,208            17,208
 Capital surplus                                                                             15,383,930        15,383,930
 Retained earnings                                                                            2,616,362         1,564,652
 Accumulated other comprehensive income (loss)                                                 (59,144)          (52,336)
                                                                                       ----------------    --------------

     Total shareholders' equity                                                              17,958,356        16,913,454
                                                                                       ----------------    --------------
      Total liabilities and shareholders' equity                                       $    183,029,324    $  149,448,180
                                                                                       ================    ==============

See notes to condensed financial statements

                           RHBT FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                   Six Months Ended June 30,            Three Months Ended June 30,
                                                  --------------------------            ---------------------------
                                                      2000           1999                  2000              1999
                                                     -----          -----                  -----             ----
Interest income
   Loans, including fees                         $  6,472,795    $ 3,689,614        $   3,404,169      $   1,980,967
   Investment securities, taxable                     214,384        215,353              103,340            111,117
   Federal funds sold and securities
    purchased under agreements to resell              601,988        552,169              291,864            295,329
                                                 ------------    -----------        ------------       -------------
     Total                                          7,289,167      4,457,136            3,799,373          2,387,413
                                                 ------------    -----------        ------------       -------------

 Interest expense
   Deposit accounts                                   424,035      1,922,391            1,793,924            987,546
   Securities sold under agreements to
    repurchase                                        172,058        270,781               84,688            145,302
   Advances from the Federal Home
    Loan Bank                                         207,842           -                 112,521              -
                                                 ------------    -----------        ------------       -------------
     Total                                          3,803,935      2,193,172            1,991,133          1,132,848
                                                 ------------    -----------        ------------       -------------

 Net interest income                                3,485,232      2,263,964            1,808,240          1,254,565
 Provision for loan losses                            289,000        187,000              125,000            106,000
                                                 ------------    -----------        ------------       -------------
 Net interest income after provision
  for loan losses                                   3,196,232      2,076,964            1,683,240          1,148,565
                                                 ------------    -----------        ------------       -------------
 Other income
   Service charges on deposit accounts                154,574         93,030               78,715             51,635
   Other charges, commissions and fees                 92,866         56,131               45,442             29,388
   Income from fiduciary activities                   174,616         82,604               95,170             52,465
                                                 ------------    -----------        ------------       -------------
     Total                                            422,056        231,765              219,327            133,488
                                                 ------------    -----------        ------------       -------------
 Other expense
   Salaries and employee benefits                     794,423        563,810              430,988            302,583
   Occupancy expense                                  307,858        194,782              154,709             99,990
   Advertising and marketing expense                   30,142         46,972               13,116             19,141
   Other operating expenses                           816,559        519,373              431,607            276,920
                                                 ------------    -----------        ------------       -------------
   Total                                            1,948,982      1,324,937            1,030,420            698,634
                                                 ------------    -----------        ------------       -------------

 Income before income taxes                         1,669,306        983,792              872,147            583,419
 Income tax expense                                   617,596        364,058              322,398            216,058
                                                 ------------    -----------        ------------       -------------

 Net income                                      $  1,051,710    $   619,734        $    549,749       $     367,361
                                                 ============    ===========        ============       =============

 Basic net income per share                      $       0.61    $      0.36        $       0.32       $        0.21
 Diluted net income per share                            0.61           0.36                0.32                0.21


                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
                Condensed Consolidated Statement of Shareholders'
                     Equity and Comprehensive Income for the
                         six months ended June 30, 2000
                                   (Unaudited)

                                                                                           Accumulated
                                        Common Stock                                          Other
                                        -------------      Capital         Retained       Comprehensive
                                  Shares      Amount       Surplus         Earnings          Income             Total
                                  -------     -------     --------         ---------         -------            -----
Balance,
 December 31, 1999              1,720,938    $ 17,208    $15,383,930     $ 1,564,652       $ (52,336)        $16,913,454

 Net income
  for the period                                                           1,051,710                           1,051,710

 Other comprehensive

  income, net of
  tax $3,998                                                                                   (6,808)            (6,808)
                                                                                                                  -------

 Comprehensive income                                                                                          1,044,902
                                ---------    --------   ------------     -----------      -----------       ------------
Balance,                        1,720,938    $ 17,208    $15,383,930     $ 2,616,362       $ (59,144)        $17,958,356
                                =========    ========   ============     ===========      ===========       ============
  June 30, 2000


                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                               (Unaudited)


                                                                                                   Six Months Ended June 30,
                                                                                                 -------------------------
                                                                                                 2000                1999
                                                                                                 -----               ----
 Cash flows from operating activities:
   Net income                                                                             $   1,051,710     $      619,734
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                              123,745             79,326
     Provision for loan losses                                                                  289,000            187,000
     Accretion and premium amortization                                                         (4,247)             19,150
     Amortization of net loan fees and costs                                                     27,096             25,708
     Amortization of organizational costs                                                         9,517              9,517
     (Increase) decrease in interest receivable                                               (412,125)          (154,576)
     Increase (decrease) in interest payable                                                    207,241             77,696
     (Increase) decrease in other assets                                                        235,920           (37,098)
     (Increase) decrease in other liabilities                                                    72,325          (111,901)
                                                                                          -------------      -------------
     Net cash provided by operating activities                                                1,600,182            714,556
                                                                                          -------------      -------------
 Cash flows from investing activities:
   Purchases of securities available-for-sale                                               (1,962,754)        (6,083,643)
   Maturities of securities available-for-sale                                                2,650,000          4,545,000
   Net increase in loans made to customers                                                 (23,803,923)       (22,200,688)
   Purchases of premises and equipment                                                        (106,956)          (170,449)
   (Purchase) sale of Federal Home Loan Bank Stock                                               -               (163,800)
                                                                                          -------------      -------------
   Net cash used by investing activities                                                   (23,223,633)       (24,073,580)
                                                                                          -------------     --------------
 Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing transaction
    accounts and savings accounts                                                            10,772,877         13,025,692
   Net increase in certificates of deposit and other time deposits                           33,378,799         12,346,771
   Net increase (decrease) in securities sold under agreements
    to repurchase                                                                           (8,895,000)            205,000
   Repayments of advances from the Federal Home Loan Bank                                   (3,000,000)              -
                                                                                          -------------      -------------
   Net cash provided by financing activities                                                 32,256,676         25,577,463
                                                                                          -------------      -------------
 Net increase in cash and  cash equivalents                                                  10,633,225          2,218,439
 Cash and cash equivalents, beginning                                                        20,105,173         27,996,891
                                                                                          -------------      -------------
 Cash and cash equivalents, ending                                                        $  30,738,398      $  30,215,330
                                                                                          =============      =============
  Cash paid during the period for:
   Income taxes                                                                           $     618,126    $       116,033
   Interest                                                                               $   3,596,694     $    1,049,338

                  See notes to condensed financial statements

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2000 and for the interim periods ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 1999 Annual Report.

Note 2 - Merger with Ridgeway Bancshares, Inc.
----------------------------------------------

On June 28, 2000, RHBT Financial Corporation (the Company) announced that it signed a letter of intent to acquire Ridgeway Bancshares, Inc. and its subsidiary, the Bank of Ridgeway. The Bank of Ridgeway is South Carolina's oldest banking organization with approximately 67.5 million in total assets. The Bank of Ridgeway will continue to operate as a separate bank, wholly owned by the Company. Under the agreement, the Company will exchange 26.355 shares of its common stock for each outstanding share of Ridgeway Bancshares, Inc. common stock. Following the proposed merger, the Company will have 2,775,138 total shares outstanding of its common stock. The merger will be accounted for under the pooling of interests method of accounting. The merger is expected to be completed by the end of 2000.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2000 and 1999.

                                                                                 Pre-tax        (Expense)       Net-of-tax
                                                                                  Amount         Benefit          Amount
                                                                                 --------       ----------       ---------
For the Six Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
    during the period                                                           $ (10,806)       $ 3,998        $ (6,808)
   Plus: reclassification adjustment for
    gains (losses) realized in net income                                            -                  -             -
                                                                                  --------       -------        ---------
     Net unrealized gains (losses) on securities                                  (10,806)         3,998          (6,808)
                                                                                  --------        ------        ---------
 Other comprehensive income                                                     $ (10,806)       $ 3,998        $ (6,808)
                                                                                ==========       ========       =========

                           RHBT FINANCIAL COPRORATION
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 3 - Comprehensive Income -- continued
------------------------------------------

                                                                              Pre-tax         (Expense)        Net-of-tax
                                                                               Amount          Benefit           Amount
                                                                             ----------       ---------        ----------
For the Six Months Ended June 30, 1999:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
    during the period                                                        $ (84,673)        $ 31,329         $ (53,344)
   Plus: reclassification adjustment for
    gains (losses) realized in net income                                         -               -                -
                                                                             -----------       ---------        -----------
     Net unrealized gains (losses) on securities                                84,673)          31,329           (53,344)
                                                                             -----------       ---------        -----------
 Other comprehensive income                                                  $ (84,673)       $  31,329        $ (53,344)
                                                                              ==========       =========        ===========

                                                                              Pre-tax         (Expense)        Net-of-tax
                                                                               Amount          Benefit           Amount
                                                                             ----------       ---------        -----------
For the Three Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
    during the period                                                        $    6,151       $ (2,276)        $     3,875
   Plus: reclassification adjustment for
    gains (losses) realized in net income                                        -               -                    -
                                                                             ----------       ---------        -----------
     Net unrealized gains (losses) on securities                                  6,151         (2,276)              3,875
                                                                             ----------       ---------        -----------
 Other comprehensive income                                                  $    6,151       $ (2,276)              3,875
                                                                             ==========       =========        ===========

                                                                              Pre-tax         (Expense)        Net-of-tax
                                                                               Amount          Benefit           Amount
                                                                             ----------       ---------        -----------
 For the Three Months Ended June 30, 1999:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
    during the period                                                        $ (47,679)       $  17,641        $  (30,038)
   Plus: reclassification adjustment for
    gains (losses) realized in net income                                        -               -                     -
                                                                             ----------       ---------        -----------
     Net unrealized gains (losses) on securities                               (47,679)          17,641           (30,038)
                                                                             ----------       ---------        -----------
 Other comprehensive income                                                  $ (47,679)       $  17,641        $  (30,038)
                                                                             ==========       =========        ===========


Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

Note 4 - Earnings Per Share
---------------------------

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

                                                                       Six Months Ended            Three Months Ended
                                                                          June 30,                      June 30,
                                                                  ------------------------       -----------------------
                                                                     2000           1999           2000           1999
                                                                  ----------     ---------       --------       --------
 Net income per share - basic computation:

 Net income available to common shareholders                      $1,051,710     $619,734        $549,749       $367,361
                                                                  ----------     --------        --------       --------

 Average common shares outstanding - basic                         1,720,938    1,720,313       1,720,938      1,720,313
                                                                  ----------     --------        --------       --------

 Net income per share - basic                                     $     0.61     $   0.36        $   0.32       $   0.21
                                                                  ----------     --------        --------       --------

 Net income per share - diluted computation:

 Net income available to common shareholders                      $1,051,710     $619,734        $549,749       $367,361
                                                                  ==========     ========        ========       ========

 Average common shares outstanding - basic                         1,720,938    1,720,313       1,720,938      1,720,313
                                                                  ==========     ========        ========       ========

 Incremental shares from assumed conversions:
   Stock options                                                      15,650       11,302          15,120         25,371
                                                                  ----------     --------        --------       --------

 Average common shares outstanding - diluted                       1,736,588    1,736,615       1,736,058      1,745,684
                                                                  ----------     --------        --------       --------

 Net income per share - diluted                                   $     0.61     $   0.36        $   0.32       $   0.21
                                                                  ==========     ========        ========       ========

                           RHBT FINANCIAL CORPORATION


               Review by Independent Certified Public Accountants
               --------------------------------------------------




Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                           RHBT FINANCIAL CORPORATION



          Report on Review by Independent Certified Public Accountants
          ------------------------------------------------------------


The Board of Directors
RHBT Financial Corporation
Rock Hill, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of RHBT Financial Corporation and subsidiary (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           TOURVILLE, SIMPSON AND CASKEY, L.L.P.

Columbia, South Carolina
August 2, 2000

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Net Interest Income
-------------------

For the six months ended June 30, 2000, net interest income increased $1,221,268, or 53.94%, to $3,485,232 as compared to $2,263,964 for the same period in 1999. The net interest margin realized on earning assets increased from 3.97% for the six months ended June 30, 1999 to 4.30% for the same period in 2000. The interest rate spread also increased by 23 basis points from 3.03% at June 30, 1999 to 3.26% at June 30, 2000.

Net interest income increased from $1,254,565 for the quarter ending June 30, 1999 to $1,808,240 for the quarter ending June 30, 2000. This represents an increase of $553,675, or 44.13%. The net interest margin realized on earning assets increased from 4.16% for the quarter ended June 30, 1999 to 4.37% for the quarter ended June 30, 2000. The interest rate spread also increased by 53 basis points from 3.05% at June 30, 1999 to 3.58% at June 30, 2000.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2000, the provision charged to expense was $289,000. This increase of $102,000 from the comparable period in 1999 is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. For the quarter ended June 30, 2000 and 1999, the provision charged to expense was $125,000 and $106,000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

                           RHBT FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Noninterest Income
------------------

Noninterest income during the six months ended June 30, 2000 was $422,056, an increase of $190,291 from $231,765 during the comparable period in 1999. The increase is primarily a result of an increase in income from fiduciary activities from $82,604 for the six months ended June 30, 1999 to $174,616 for the six months ended June 30, 2000. In addition, service charges on deposit accounts resulted in income of $154,574 during the six months ended June 30, 2000, compared to $93,030 during the comparable period in 1999. This was due to an overall increase in deposit accounts over the two periods.

For the quarter ended June 30, 2000, noninterest income increased $85,839, or 64.30%, from $133,488 for the same period in 1999. This increase is primarily due to income from fiduciary activities, which increased $42,705, or 81.40%, from the quarter ended June 30, 1999. Service charges on deposit accounts also increased from $51,635 for the quarter ended June 30, 1999 to $78,715 for the quarter ended June 30, 2000. This was due to an overall increase in deposit accounts over the two periods.

Noninterest Expense
-------------------

Total noninterest expense for the six months ended June 30, 2000 was $1,948,982 or 47.10% higher than the $1,324,937 amount for the six months ended June 30, 1999. The largest increase was in other operating expenses, which increased from $519,373 at June 30, 1999 to $816,559 for the six months ended June 30, 2000. Other operating expenses increased in most all areas as a result of the growth of the Company, including the opening of the Fort Mill/Tega Cay office, which opened on September 21, 1999. One such increase was in data processing charges, which increased from $90,401 for the six months ended June 30, 199 to $151,898 for the six months ended June 30, 2000. Salaries and employee benefits also increased $230,613, or 40.90%, to $794,423 for the six months ended June 30, 2000. This increase is attributable to normal pay increases and additional personnel hired to staff the Fort Mill/Tega Cay office.

For the quarter ended June 30, 2000, noninterest expense increased $331,786, or 47.49%, over the same period in 1999. The largest increase between the quarters ended June 30, 2000 and June 30, 1999 was in other operating expense, which increased $154,687, or 55.86%. Salaries and employee benefits also increased from $302,583 for the quarter ended June 30, 1999 to $430,988 for the quarter ended June 30, 2000. Salaries and employee benefits increased for the quarter ended June 30, 2000 as compared to June 30, 1999 for the same reasons discussed above.

Income Taxes
------------

The income tax provision for the six months ended June 30, 2000 was $617,596 as compared to $364,058 for the same period in 1999. The effective tax rate was 37% at June 30, 2000 and June 30, 1999. The effective tax rate was 37% for the quarters ended June 30, 2000 and June 30, 1999.

Net Income
----------

The combination of the above factors resulted in net income for the six months ended June 30, 2000 of $1,051,710 as compared to $619,734 for the same period in 1999. This represents an increase of $431,976 over the same period in 1999. For the quarter ended June 30, 2000, net income was $549,749 or $182,388 higher than $367,361 for the quarter ended June 30, 1999. This increase reflects the Company's continued growth, as average-earning assets increased from $113,989,000 for the six months ended June 30, 1999 to $162,211,000, for the six months ended June 30, 2000.

                           RHBT FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Assets and Liabilities
----------------------

During the first six months of 2000, total assets increased $33,581,144, or 22.47%, when compared to December 31, 1999. The primary source of growth in assets was loans, which increased $23,755,189 during the first six months of 2000. Federal funds sold and repurchase agreements increased $11,425,000 from December 31, 1999 to $27,850,000 at June 30, 2000. Total deposits also increased $44,151,676, or 40.95%, from the December 31, 1999 amount of $107,826,073.
Within the deposit area, certificates of deposit increased $33,378,799, or 53.68%, during the first six months of 2000. Federal funds purchased of $5,000,000 that were obtained for Year 2000 concerns at December 31, 1999, were repaid by June 30, 2000. Advances from the Federal Home Loan Bank decreased from $10,000,000 at December 31, 1999 to $7,000,000 at June 30, 2000.

Investment Securities
---------------------

Investment securities decreased slightly from $7,832,559 at December 31, 1999 to $7,138,754 at June 30, 2000. The decrease can be attributed to the maturing of five securities during the first six months of the year. The funds from the securities were invested in higher yielding loans. All of the Company's investment securities were designated as available-for-sale at June 30, 2000.

Loans
-----

The Company continued its trend of growth during the first six months of 2000, especially in the loan area. Net loans increased $23,487,827, or 19.99%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans, which increased 50.74%, or $25,149,951, from December 31, 1999. Commercial and industrial loans include discounted accounts receivable loans that totaled $11,957,437 at June 30, 2000. This represents an increase of $1,864,543 or 18.47%, when compared to December 31,1999. Also, real estate - construction loans increased $1,257,929, or 23.21% during the first six months of 2000. Balances within the major loans receivable categories as of June 30, 2000 and December 31, 1999 are as follows:

                                               June 30,          December 31,
                                                2000                1999
                                         ---------------      ---------------
 Real estate - construction               $   6,677,593       $   5,419,664
 Real estate - mortgage                      56,285,086          57,996,758
 Commercial and industrial                   74,719,104          49,569,153
 Consumer and other                           4,782,573           5,723,592
                                         ----------------    ---------------


                                          $ 142,464,356       $ 118,709,167
                                         ================    ===============

                           RHBT FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                                                    June 30,
                                                                                      -------------------------------
                                                                                            2000                1999
                                                                                      -------------     -------------

 Loans:   Nonaccrual loans                                                           $   1,864,690        $    4,805

 Accruing loans more than 90 days past due                                           $           -        $        -

 Loans identified by the internal review mechanism:

    Criticized                                                                       $      41,945        $    3,349

    Classified                                                                       $   1,864,690        $        -



Activity in the Allowance for Loan Losses is as follows:
                                                                                                   June 30,
                                                                                      -------------------------------
                                                                                            2000               1999
                                                                                      -------------     -------------

 Balance, January 1,                                                                 $   1,226,442        $  812,174
 Provision for loan losses for the period                                                  289,000           187,000
 Net loans (charged off) recovered for   the period                                        (21,638)           (5,492)
                                                                                      -------------     -------------

 Balance, end of period                                                              $   1,493,804        $  993,682
                                                                                      =============     =============

 Gross loans outstanding, end of period                                              $ 142,464,356      $ 92,146,984

 Allowance for loan losses to loans outstanding                                               1.05%             1.07%


                           RHBT FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Deposits
--------

At June 30, 2000, total deposits increased by $44,151,676, or 40.9%, from December 31, 1999. The largest increase was in certificates of deposit, which increased $33,378,799 or 53.7%, from December 31, 1999 to June 30, 2000. At June 30, 2000, certificates of deposit included brokered deposits totaling $24,813,984. Brokered deposits increased $12,719,845 or 105.2% from December 31, 1999. Expressed in percentages, noninterest-bearing deposits increased 106.4% and interest-bearing deposits increased 36.7%.

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:


                                                              June 30,          December 31,
                                                               2000                1999
                                                         ---------------     --------------
 Noninterest-bearing demand deposits                       $ 13,531,851       $   6,555,078
 Interest-bearing demand deposits                            37,164,858          34,659,500
 Savings deposits                                             5,717,344           4,426,598
 Time deposits $100,000 and over                             42,471,429          29,434,939
 Other time deposits                                         53,092,267          32,749,958
                                                         ---------------     --------------

                                                          $ 151,977,749       $ 107,826,073
                                                         ===============     ==============

Advances from the Federal Home Loan Bank
----------------------------------------

At June 30, 2000, Advances from the Federal Home Loan Bank totaled $7,000,000. This amount consists of one advance with a fixed interest rate of 6.29% and maturity date of September 30, 2009. The option to call this advance can be exercised in 2000.

Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 86.8% at June 30, 2000 and 89.9% at December 31, 1999.

Securities available-for-sale, which totaled $7,138,754 at June 30, 2000, serve as a ready source of liquidity. The Company also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2000, unused lines of credit totaled $22,600,000.

Capital Resources
-----------------

Total shareholders' equity increased from $16,913,454 at December 31, 1999 to $17,958,356 at June 30, 2000. The increase is due to net income for the period of $1,051,710, partially offset by a negative change of $6,808 in the fair value of securities available-for-sale.

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

                           RHBT FINANCIAL CORPORATION

--------------------------------------------------------------------------------

Capital Resources -- continued
------------------------------

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at June 30, 2000:

Shareholders' equity                                    $  18,017,500
Less: intangibles                                              17,447
                                                        -------------------
Tier 1 capital                                             18,000,053

Plus: allowance for loan losses (1)                         1,493,804
                                                        -----------------
Total capital                                           $  19,493,857
                                                        ==============

Risk-weighted assets                                    $ 142,491,991
                                                        =============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                        12.63%
Total capital (to risk-weighted assets)                         13.68%
Tier 1 capital (to total average assets)                        10.47%

(1) limited to 1.25% of risk-weighted assets



Regulatory Matters
------------------

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

                           RHBT FINANCIAL CORPORATION

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On April 27, 2000, the Bank held its Annual Meeting of Shareholders for the purpose of electing two Class II directors to serve for three-year terms.

The two nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 1,720,938 outstanding shareholders of the Company shareholders voted for the election of each director as follows: Jean M. Gaillard received 1,553,632 yes votes for her election, 1,309 abstentions and no votes against, withheld or broker nonvotes; Jerry H. Padgett received 1,554,723 votes for his election, 1,309 abstentions and no votes against, withheld or broker nonvotes.

Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)      Exhibits

         10.1 Right of First Refusal Agreement dated May 16, 1998 with Bailey Financial Corporation and the Bank. (Incorporated by reference to the Bank's Registration Statement of Form 10-SB filed July 30, 1998).

         10.2 Share Exchange Agreement dated April 6, 1998 with Bailey Financial Corporation and the Bank. (Incorporated by reference to the Bank's Registration Statement on Form 10-SB filed July 30, 1998).

         27.1     Financial Data Schedule for the period ended June 30, 2000.

Reports on Form 8-K
-------------------

(b) Reports on Form 8-K -- The following reports were filed on Form 8-K during the quarter ended June 30, 2000.

         99.1 Press Release dated June 28, 2000 to announce that the Company signed a letter of intent to acquire Ridgeway Bancshares, Inc. (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the SEC on June 30, 2000).

Items 1, 2, 3, and 5 are not applicable.

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



                                      By:   /s/ J.A. FERGUSON, JR.
                                            -----------------------------------
                                            J.A. Ferguson, Jr.
                                            President & Chief Executive Officer




Date: August 8, 2000                  By:   /s/ PATRICIA M. STONE
                                            -----------------------------------
                                             Patricia M. Stone
                                            Chief Financial Officer