Form 10-Q
period 2000-09-30
RHBT FINANCIAL CORP
filed 2000-11-13
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                    FORM 10-QSB

        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ------
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                YES  X  NO
                                   ----   ----

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

         Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.........................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2000 and 1999 and Three months ended September 30, 2000 and 1999.....................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2000...................................................................5

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2000 and 1999..........................................................6

         Notes to Condensed Consolidated Financial Statements...................................................7-9

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition
  and Results of Operations...................................................................................10-15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................16

         (a) Exhibits............................................................................................16

         (b) Reports on Form 8-K.................................................................................16

                           RHBT FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                     September 30, 2000       December 31, 1999
                                                                     ------------------      -----------------
 Assets                                                                 (Unaudited)
 Cash and cash equivalents:
 Cash and due from banks                                             $       4,333,429       $       3,680,173
 Federal funds sold and securities
  purchased under agreements to resell                                      24,670,000              16,425,000
                                                                     ------------------      ------------------
                                                                            29,003,429              20,105,173
                                                                     ------------------      ------------------
 Securities available-for-sale                                               5,923,883               7,832,559

 Loans receivable                                                          150,366,961             118,709,167
 Less allowance for loan losses                                             (1,536,139)             (1,226,442)
                                                                     ------------------      ------------------
    Loans, net                                                              148,830,822             117,482,725

 Accrued interest receivable                                                 1,263,340                 825,111
 Premises and equipment, net                                                 1,623,034               1,672,998
 Other assets                                                                1,746,807               1,529,614
                                                                     ------------------      ------------------
        Total assets                                                 $     188,391,315       $     149,448,180
                                                                     ==================      =================

 Liabilities
 Deposits:
     Noninterest-bearing                                              $       9,580,820       $       6,555,078
     Interest-bearing                                                        27,161,845              34,659,500
     Savings                                                                  6,708,815               4,426,598
     Time deposits $100,000 and over                                         52,613,620              29,434,939
     Other time deposits                                                     53,060,174              32,749,958
                                                                     ------------------      ------------------
                                                                           149,125,274             107,826,073

 Securities sold under agreement to repurchase                               5,030,000               9,105,000
 Federal funds purchased                                                     5,000,000               5,000,000
 Advances from the Federal Home Loan Bank                                   10,000,000              10,000,000
 Accrued interest payable                                                      548,651                 483,114
 Other liabilities                                                             186,452                 120,539
                                                                     ------------------      ------------------

           Total liabilities                                               169,890,377             132,534,726
                                                                     ------------------      ------------------

 Shareholders' Equity
 Common stock, $ .01 par value; 10,000,000 shares authorized,                   17,208                  17,208
  1,720,938 shares issued and outstanding
 Capital surplus                                                            15,383,930              15,383,930
 Retained earnings                                                           3,131,750               1,564,652
 Accumulated other comprehensive income (loss)                                 (31,950)                (52,336)
                                                                     ------------------      ------------------

           Total shareholders' equity                                       18,500,938              16,913,454
                                                                     ------------------      ------------------
           Total liabilities and shareholders' equity                $     188,391,315       $     149,448,180
                                                                     ==================      ==================

                                   See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                             Nine Months Ended              Three Months Ended
                                                              September 30,                   September 30,
                                                           2000            1999            2000           1999
                                                           -----           -----           -----          ----
 Interest income
Loans, including fees                                  $  10,192,611  $   5,977,594   $  3,719,816   $  2,287,980
 Investment securities, taxable                              317,958        332,238        103,574        116,885
 Federal funds sold and securities
   purchased under agreements to resell                      804,408        808,508        202,420        256,339
                                                      -------------- -------------- -------------- --------------
 Total                                                    11,314,977      7,118,340      4,025,810      2,661,204
                                                      -------------- -------------- -------------- --------------

 Interest expense
 Deposit accounts                                          5,393,718      3,064,383      1,969,683      1,141,992
 Securities sold under agreements to                         254,938        415,415         82,880        144,634
  repurchase
 Advances from the Federal Home                              344,860              -        137,018              -
                                                      -------------- -------------- -------------- --------------
 Loan Bank
    Total                                                  5,993,516      3,479,798      2,189,581      1,286,626
                                                      -------------- -------------- -------------- --------------
 Net interest income                                       5,321,461      3,638,542      1,836,229      1,374,578
 Provision for loan losses                                   404,000        278,000        115,000         91,000
                                                      -------------- -------------- -------------- --------------
 Net interest income after provision
   for loan losses                                         4,917,461      3,360,542      1,721,229      1,283,578
                                                      -------------- -------------- -------------- --------------

 Other income
 Service charges on deposit accounts                         244,517        155,570         89,943         62,540
 Other charges, commissions and fees                         135,864         99,460         42,998         43,329
 Income from fiduciary activities                            243,825        140,042         69,209         57,438
                                                      -------------- -------------- -------------- --------------
    Total                                                    624,206        395,072        202,150        163,307
                                                      -------------- -------------- -------------- --------------

 Other expense
 Salaries and employee benefits                            1,235,654        889,753        441,231        325,943
 Occupancy expense                                           463,379        314,216        155,521        119,434
 Advertising and marketing expense                            60,851         97,026         30,709         50,054
 Other operating expenses                                  1,294,178        795,909        477,620        276,536
                                                      -------------- -------------- -------------- --------------
     Total                                                 3,054,062      2,096,904      1,105,081        771,967
                                                      -------------- -------------- -------------- --------------

 Income before income taxes                                2,487,605      1,658,710        818,298        674,918
 Income tax expense                                          920,506        625,000        302,910        260,942
                                                      -------------- -------------- -------------- --------------

 Net income                                            $   1,567,099   $  1,033,710   $    515,388  $     413,976
                                                      ============== ============== ============== ==============

 Basic net income per share                            $        0.91  $        0.70   $       0.30  $        0.25
 Diluted net income per share                                   0.90           0.70           0.30           0.25


                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
          Condensed Consolidated Statement of Shareholders' Equity and
       Comprehensive Income for the nine months ended September 30, 2000
                                   (Unaudited)


                                   Common Stock            Capital        Retained     Accumulated
                                   -------------                                          Other
                                                                                      Comprehensive
                                 Shares       Amount       Surplus        Earnings         Income       Total
                                -------      -------      --------       ---------    --------------    -----
Balance,
 December 31, 1999             1,720,938     $ 17,208    $ 15,383,930   $ 1,564,652     $ (52,336)      $16,913,454

 Net income
  for the period                                                          1,567,098                       1,567,098

 Other comprehensive
  income, net of
  tax $11,973                                                                              20,386            20,386
                                                                                                        ------------

 Comprehensive income                                                                                     1,587,484
                               ----------    --------    ------------   -----------     ----------     -------------

Balance,
 September 30, 2000             1,720,938    $ 17,208    $ 15,383,930   $ 3,131,750     $ (31,950)      $18,500,938
                               ==========    ========    ============   ===========     ==========      ============


                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                       2000               1999
                                                                                       -----              ----
 Cash flows from operating activities:
 Net income                                                                     $       1,567,099  $      1,033,710
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization                                                            187,935           121,704
 Provision for loan losses                                                                404,000           278,000
 Accretion and premium amortization                                                       (11,212)           23,763
 Amortization of net loan fees and costs                                                   42,135            39,944
 Amortization of organizational costs                                                      14,275            14,275
 (Increase) decrease in interest receivable                                              (438,229)         (129,143)
 Increase (decrease) in interest payable                                                   65,537           133,864
 (Increase) decrease in other assets                                                      (53,441)          (28,414)
 (Increase) decrease in other liabilities                                                  65,913            22,307
                                                                               ------------------- -----------------
 Net cash provided by operating activities                                              1,844,012         1,510,010
                                                                               ------------------- -----------------

 Cash flows from investing activities:
 Purchases of securities available-for-sale                                            (1,962,754)       (6,083,643)
 Maturities of securities available-for-sale                                            3,915,000         5,545,000
 Net increase in loans made to customers                                              (31,794,232)      (30,216,454)
 Purchases of premises and equipment                                                     (137,971)         (479,993)
 Purchase of Federal Home Loan Bank Stock                                                (190,000)         (444,884)
                                                                               ------------------- -----------------
 Net cash used by investing activities                                                (30,169,957)      (31,679,974)
                                                                               ------------------- -----------------

 Cash flows from financing activities:
 Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                                       (2,189,696)       12,214,996

 Net increase in certificates of deposit and other time deposits                       43,488,897        19,249,986
 Net increase (decrease) in securities sold under agreements
   to repurchase                                                                       (4,075,000)         (495,000)
 Repayments of advances from the Federal Home Loan Bank                                         -         7,000,000
                                                                               ------------------- -----------------
 Net cash provided by financing activities                                             37,224,201        37,969,982
                                                                               ------------------- -----------------

 Net increase in cash and cash equivalents                                              8,898,256         7,800,018

 Cash and cash equivalents, beginning                                                  20,105,173        27,996,891
                                                                               ------------------- -----------------

 Cash and cash equivalents, ending                                              $      29,003,429   $    35,796,909
                                                                               =================== =================

 Cash paid during the period for:
 Income taxes                                                                   $         357,000  $        278,000
 Interest                                                                       $       5,927,979  $      3,345,934

                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2000 and for the interim periods ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 1999 Annual Report.

Note 2 - Merger with Ridgeway Bancshares, Inc.

On June 28, 2000, RHBT Financial Corporation (the Company) announced that it signed a letter of intent to acquire Ridgeway Bancshares, Inc. and its subsidiary, the Bank of Ridgeway. The Bank of Ridgeway is South Carolina's oldest banking organization with approximately $67.5 million in total assets. Upon the consummation of the merger, the Bank of Ridgeway would continue to operate as a separate bank, wholly owned by the Company. Under the agreement, the Company will exchange 26.355 shares of its common stock for each outstanding share of Ridgeway Bancshares, Inc. common stock. Following the proposed merger, the Company will have 2,775,138 total shares outstanding of its common stock. The merger will be accounted for under the pooling of interests method of accounting. The merger is expected to be completed by the end of first quarter 2001. The expenses already incurred that are associated with the merger are included in the accompanying consolidated statement of income.

Note 3 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2000 and 1999.


                                                                         Pre-tax        (Expense)      Net-of-tax
                                                                         Amount         Benefit         Amount
                                                                      -----------     -----------      ----------
For the Nine Months Ended September 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period          $  32,359      $ (11,973)      $  20,386
   Plus: reclassification adjustment for gains (losses)
     realized in net income                                                    -               -              -
                                                                        ---------      ----------      ---------
     Net unrealized gains (losses) on securities                           32,359        (11,973)         20,386
                                                                        ---------      ----------      ---------
 Other comprehensive income                                             $  32,359      $ (11,973)      $  20,386
                                                                        =========      ==========      =========

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Comprehensive Income - continued


                                                                       Pre-tax      (Expense)       Net-of-tax
                                                                        Amount       Benefit         Amount
                                                                     ----------     ----------      ----------
For the Nine Months Ended September 30, 1999:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period       $  75,500      $  (27,935)      $  47,565
   Plus: reclassification adjustment for gains (losses)
     realized in net income                                                  -               -               -
                                                                     ---------      -----------      ---------
     Net unrealized gains (losses) on securities                        75,500         (27,935)         47,565
                                                                     ---------      -----------      ---------
 Other comprehensive income                                          $  75,500       $ (27,935)      $  47,565
                                                                     =========      ===========      =========



                                                                       Pre-tax      (Expense)       Net-of-tax
                                                                        Amount       Benefit         Amount
                                                                     ---------      ----------      ----------
For the Three Months Ended September 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period       $  43,165      $ (15,971)       $  27,194
   Plus: reclassification adjustment for gains (losses)
      realized in net income                                                -               -               -
                                                                     ---------      -----------      ---------
     Net unrealized gains (losses) on securities                        43,165         (15,971)         27,194
                                                                     ---------      -----------      ---------
 Other comprehensive income                                          $  43,165       $ (15,971)      $  27,194
                                                                     =========      ===========      =========


                                                                       Pre-tax      (Expense)       Net-of-tax
                                                                        Amount       Benefit         Amount
                                                                     ---------      ----------      ----------
 For the Three Months Ended September 30, 1999:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period       $ 160,173      $  (59,264)      $ 100,909
   Plus: reclassification adjustment for gains (losses)
      realized in net income                                                -               -               -
                                                                     ---------      -----------      ---------
     Net unrealized gains (losses) on securities                       160,173         (59,264)        100,909
                                                                     ---------      -----------      ---------
 Other comprehensive income                                          $ 160,173       $ (59,264)      $ 100,909
                                                                     =========      ===========      =========

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


                                                             Nine Months Ended             Three Months Ended
                                                              September 30,                  September 30,
                                                           -------------------------      ------------------------
                                                           2000            1999           2000            1999
                                                           -----          -----           -----           ----
 Net income per share - basic computation:

 Net income available to common shareholders              $1,567,099     $1,033,710       $ 515,388      $ 413,976
                                                          ===========    ===========      ==========     =========

 Average common shares outstanding - basic                 1,720,938      1,472,033       1,720,938      1,660,476
                                                          ===========    ===========      ==========     =========

 Net income per share - basic                             $     0.91     $     0.70       $    0.30      $    0.25
                                                          ===========    ===========      ==========     =========

 Net income per share - diluted computation:

 Net income available to common shareholders              $1,567,099     $1,033,710       $ 515,388      $ 413,976
                                                          ===========    ===========      ==========     =========

 Average common shares outstanding - basic                 1,720,938      1,472,033       1,720,938      1,660,476
                                                          ===========    ===========      ==========     =========

 Incremental shares from assumed conversions:
   Stock options                                              18,654         14,437          24,208         21,258
                                                          -----------    -----------      ----------     ---------

 Average common shares outstanding - diluted               1,739,592      1,486,470       1,745,146      1,681,734
                                                          -----------    -----------      ----------     ---------

 Net income per share - diluted                           $     0.90     $     0.70       $    0.30      $    0.25
                                                          ===========    ===========      ==========     =========

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of our financial condition as of September 30, 2000 compared to December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2000, net interest income increased $1.7 million, or 46.3%, to $5.3 million as compared to $3.6 million for the same period in 1999. The net interest margin realized on earning assets increased from 4.1% for the nine months ended September 30, 1999 to 4.3% for the same period in 2000. The interest rate spread also increased by 7 basis points from 3.2% at September 30, 1999 to 3.2% at September 30, 2000.

Net interest income increased from $1.4 million for the quarter ending September 30, 1999 to $1.8 million for the quarter ending September 30, 2000. This represents an increase of $461,651, or 33.6%. The net interest margin realized on earning assets increased from 4.3% for the quarter ended September 30, 1999 to 4.4% for the quarter ended September 30, 2000. The interest rate spread decreased by 11 basis points from 3.3% at September 30, 1999 to 3.2% at September 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000, the provision charged to expense was $404,000. This increase of $126,000 from the comparable period in 1999 is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. For the quarter ended September 30, 2000 and 1999, the provision charged to expense was $115,000 and $91,000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                           RHBT FINANCIAL CORPORATION

Noninterest Income

Noninterest income during the nine months ended September 30, 2000 was $624,206, an increase of $229,134 from $395,072 during the comparable period in 1999. The increase is primarily a result of an increase in income from fiduciary activities from $140,042 for the nine months ended September 30, 1999 to $243,825 for the nine months ended September 30, 2000. In addition, service charges on deposit accounts resulted in income of $244,517 during the nine months ended September 30, 2000, compared to $155,570 during the comparable period in 1999. This was due to an overall increase in deposit accounts over the two periods.

For the quarter ended September 30, 2000, noninterest income increased $38,843, or 23.8%, from $163,307 for the same period in 1999. This increase is primarily due to income from service charges on deposit accounts, which increased $27,403, or 43.8%, from the quarter ended September 30, 1999. Income from fiduciary activities also increased from $57,438 for the quarter ended September 30, 1999 to $69,209 for the quarter ended September 30, 2000. However, we do not anticipate that our income from fiduciary activities will continue at these levels. We are revamping our trust department to focus on more traditional trust activities for local customers. As a result, we expect that income from fiduciary activities will decline, at least in the short-term.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2000 was $3.1 million, or 45.7% higher than the $2.1 million amount for the nine months ended September 30, 1999. The largest increase was in other operating expenses, which increased from $795,909 at September 30, 1999 to $1.3 million for the nine months ended September 30, 2000. Other operating expenses increased in most all categories as a result of our growth, including expenses associated with the merger with Ridgeway Bancshares, Inc., which totaled $97,659 for the nine months ended September 30, 2000. One such increase was in professional fees, which increased from $46,971 for the nine months ended September 30, 1999 to $91,738 for the nine months ended September 30, 2000. Salaries and employee benefits also increased $345,901, or 38.9%, to $1.2 million for the nine months ended September 30, 2000. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth.

For the quarter ended September 30, 2000, noninterest expense increased $333,114, or 43.2%, over the same period in 1999. The largest increase between the quarters ended September 30, 2000 and September 30, 1999 was in other operating expense, which increased $201,084, or 72.7%. The $97,659 in merger expenses noted above were all incurred in the quarter ending September 30, 2000. Salaries and employee benefits also increased from $325,943 for the quarter ended September 30, 1999 to $441,231 for the quarter ended September 30, 2000. Normal pay raises and additional staff contributed to this increase.

Income Taxes

The income tax provision for the nine months ended September 30, 2000 was $920,506 as compared to $625,000 for the same period in 1999. The increase in the income tax provision is a result of the increased income before taxes. The effective tax rate was 37.0% and 37.7% at September 30, 2000 and September 30, 1999, respectively. The effective tax rate was 37.0% and 38.7% for the quarters ended September 30, 2000 and September 30, 1999, respectively.

                           RHBT FINANCIAL CORPORATION

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 2000 of $1.6 million as compared to $1.0 million for the same period in 1999. This represents an increase of $533,389 over the same period in 1999. For the quarter ended September 30, 2000, net income was $515,388 or $101,412 higher than $413,976 for the quarter ended September 30, 1999. This increase reflects our continued growth, as average-earning assets increased from $119.0 million for the nine months ended September 30, 1999 to $164.0 million, for the nine months ended September 30, 2000.

Assets and Liabilities

During the first nine months of 2000, total assets increased $38.9 million, or 26.1%, when compared to December 31, 1999. The primary source of growth in assets was loans, which increased $31.2 million during the first nine months of 2000. Federal funds sold and repurchase agreements increased $8.2 million from December 31, 1999 to $24.7 million at September 30, 2000. Total deposits also increased $41.3 million, or 38.3%, from the December 31, 1999 amount of $107.8 million. Within the deposit area, certificates of deposit increased $43.5 million, or 69.9%, during the first nine months of 2000. Federal funds purchased totaled $5.0 million at September 30, 2000 and 1999. Advances from the Federal Home Loan Bank totaled $10.0 million at September 30, 2000 and 1999. Securities sold under agreements to repurchase decreased $4.1 million to $5.0 million at September 30, 2000.

Investment Securities

Investment securities decreased from $7.8 million at December 31, 1999 to $5.9 million at September 30, 2000. The decrease can be attributed to the maturing of seven securities during the first nine months of the year. The funds from the securities were invested in higher yielding loans. All of our investment securities were designated as available-for-sale at September 30, 2000.

Loans

We continued our trend of growth during the first nine months of 2000, especially in the loan area. Net loans increased $31.3 million, or 26.7%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans, which increased 68.7%, or $34.0 million, from December 31, 1999. Commercial and industrial loans include discounted accounts receivable loans that totaled $9.6 million at September 30, 2000. This represents a decrease of $452,061 or 4.5%, when compared to December 31,1999. In addition, real estate - construction loans increased $3.3 million, or 60.2% during the first nine months of 2000. Balances within the major loans receivable categories as of September 30, 2000 and December 31, 1999 are as follows:


                                            September 30,         December 31,
                                                2000                  1999
                                                -----                 ----
 Real estate - construction            $       8,681,983    $       5,419,664
 Real estate - mortgage                       53,487,784           57,996,758
 Commercial and industrial                    83,611,225           49,569,153
 Consumer and other                            4,585,969            5,723,592
                                      ------------------  --------------------

                                       $     150,366,961    $     118,709,167
                                      ==================  ====================

                           RHBT FINANCIAL CORPORATION

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:


                                                                                          September 30,
                                                                                          -------------
                                                                                    2000              1999
                                                                                    -----             ----
 Loans:   Nonaccrual loans                                                      $     1,864,690   $      6,542

 Accruing loans more than 90 days past due                                      $             -   $          -

 Loans identified by the internal review mechanism:

    Criticized                                                                  $     1,915,343   $      2,870

    Classified                                                                  $             -   $          -


Activity in the Allowance for Loan Losses is as follows:


                                                                                          September 30,
                                                                                          -------------
                                                                                    2000              1999
                                                                                    -----             ----
 Balance, January 1,                                                            $     1,226,442   $    812,174
 Provision for loan losses for the period                                               404,000         78,000
 Net loans (charged-off) recovered for the period                                       (94,303)        (5,492)
                                                                                ----------------  --------------

         Balance, end of period                                                 $     1,536,139   $  1,084,682
                                                                                ================  ==============

 Gross loans outstanding, end of period                                         $   150,366,961   $100,148,514

 Allowance for loan losses to loans outstanding                                            1.02%          1.08%

                           RHBT FINANCIAL CORPORATION

Deposits

At September 30, 2000, total deposits increased by $41.3 million, or 38.3%, from December 31, 1999. The largest increase was in certificates of deposit, which increased $43.5 million, or 70.0%, from December 31, 1999 to September 30, 2000. At September 30, 2000, certificates of deposit included brokered deposits totaling $35.5 million. Brokered deposits increased $23.4 million, or 193.7% from December 31, 1999. Management determined that the cost of funds using brokered deposits was less than the cost of obtaining traditional deposits and therefore used brokered deposits more in 2000 to meet funding needs. Expressed in percentages, noninterest-bearing deposits increased 46.2% and interest-bearing deposits increased 37.8%.

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:


                                             September 30,      December 31,
                                             -------------      ------------
                                                2000                1999
                                                -----               ----
 Noninterest-bearing demand deposits       $       9,580,820  $       6,555,078
 Interest-bearing demand deposits                 27,161,845         34,659,500
 Savings deposits                                  6,708,815          4,426,598
 Time deposits $100,000 and over                  52,613,620         29,434,939
 Other time deposits                              53,060,174         32,749,958
                                           ----------------- ------------------

                                           $     149,125,274  $     107,826,073
                                           ================= ==================


Advances from the Federal Home Loan Bank

At September 30, 2000, Advances from the Federal Home Loan Bank totaled $10.0 million. One of the advances totaled $7.0 million and bears an interest rate of 6.7% at September 30, 2000 and has a maturity date of September 30, 2009. The option to call this advance can be exercised in 2000. A second advance totaled $3.0 million and bears an interest rate of 6.9% at September 30, 2000. This advance was paid off on October 2, 2000.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 88.9% at September 30, 2000 and 89.9% at December 31, 1999.

Securities available-for-sale, which totaled $5.9 million at September 30, 2000, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2000, unused lines of credit totaled $11.3 million.

                           RHBT FINANCIAL CORPORATION

Capital Resources

Total shareholders' equity increased from $16.9 million at December 31, 1999 to $18.5 million at September 30, 2000. The increase is due to net income for the period of $1.6 million and a positive change of $20,386 in the fair value of securities available-for-sale.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institutions' qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2000, as reflected in the following table.

The following table summarizes our risk-based capital at September 30, 2000:

Shareholders' equity                                              $ 18,532,888
Less: intangibles                                                       12,689
                                                                  -------------
Tier 1 capital                                                      18,520,199

Plus: allowance for loan losses (1)                                  1,536,139
                                                                  -------------
Total capital                                                     $ 20,056,338
                                                                  =============

Risk-weighted assets                                              $148,683,752
                                                                  =============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                                12.43%
Total capital (to risk-weighted assets)                                 13.46%
Tier 1 capital (to total average assets)                                10.66%

(1) limited to 1.25% of risk-weighted assets

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

         10.3 Letter of Intent to Merge between the Company and Ridgeway Bancshares, Inc. dated June 23,2000 (Incorporated by reference as Exhibit 2.1 to the Company's Form 8-K filed with the SEC on June 30, 2000)

         27.1     Financial Data Schedule for the period ended September 30,
                  2000.

Reports on Form 8-K

         (b)      Reports on Form 8-K - None

Items 1, 2, 3, 4, and 5 are not applicable.

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








                                    By:      /s/ J.A. FERGUSON, JR.
                                             -----------------------------------
                                             J.A. Ferguson, Jr.
                                             President & Chief Executive Officer




Date: November 9, 2000              By:      /s/ PATRICIA M. STONE
                                             -----------------------------------
                                             Patricia M. Stone
                                             Chief Financial Officer