Form 10KSB
period 2000-12-31
RHBT FINANCIAL CORP
filed 2001-04-02
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934 For the fiscal year ended December 31, 2000

                                       OR

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                          Commission file no. 000-26905

                           RHBT FINANCIAL CORPORATION
          -----------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                South Carolina                        58-2482426
               ----------------                      ------------
         (State or Other Jurisdiction              (I.R.S. Employer
       of Incorporation or Organization)          Identification No.)

             315 East Main Street

           Rock Hill, South Carolina                    29730
          ---------------------------                  --------
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

Yes   X           No
    -----            ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The estimated aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock on March 15, 2001, as reported by The Nasdaq National Market, was approximately $19,409,425.00

         There were 1,720,928 shares of the Company's common stock issued and outstanding as of the record date, March 15, 2001.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                        --   --

                       DOCUMENTS INCORPORATED BY REFERENCE

           Company's 2000 Annual Report and Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 1.    DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

   o significant increases in competitive pressure in the banking and financial services industries;

   o changes in the interest rate environment which could reduce anticipated or actual margins;

   o the cost of defending and the risk of loss in connection with litigation involving customers of and activities in our trust department;

   o changes in political conditions or the legislative or regulatory environment;

   o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

   o     changes occurring in business conditions and inflation;

   o     changes in technology;

   o     changes in monetary and tax policies;

   o     changes in the securities markets; and

   o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

         In June 2000, we signed a letter of intent to acquire Ridgeway Bancshares, Inc. and its subsidiary, the Bank of Ridgeway. Under the agreement, we would exchange 26,355 shares of our common stock for each outstanding share of Ridgeway Bancshares, Inc. common stock. In March 2001, the merger was suspended due to a lawsuit involving our trust department.

         In February 2001, our bank announced that it and a former trust officer were named as defendants in a lawsuit. The lawsuit asserts several legal theories alleging misdirection of $9.5 million deposited in our bank's trust department. We takes these allegations very seriously and intend to defend the lawsuit vigorously. We have also notified the FDIC and the FBI to request their assistance in investigating this matter as expeditiously as possible. See the discussion under Item 3 "Legal Proceedings" for additional information.

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

BANKING SERVICES

         The bank strives to provide its customers with the breadth of products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, our bank offers trust services and products such as mortgage loan origination and accounts receivable financing.

o DEPOSIT SERVICES. The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered by other banks in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law. The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

o LOAN PRODUCTS. The bank offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including loans secured by inventory and accounts receivable), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include equity lines of credit and secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The bank also makes real estate construction and acquisition loans. The bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to us), in general we are subject to a loans-to-one-borrower limit of an amount equal to 15% of the bank's unimpaired capital and surplus. We may not make any loans to any director, officer, employee, or 10% shareholder of the bank unless the loan is approved by our board of directors and is made on terms not more favorable to such a person than would be available to a person not affiliated with us.

o MORTGAGE LOAN DIVISION. The bank has a mortgage loan division through which it has broadened the range of services that it offers to its customers, and we are the only locally-owned bank in Rock Hill with a separate mortgage division. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. The bank anticipates generating additional fee income by selling most of these loans in the secondary market and cross-selling its other products and services to its mortgage customers.

o TRUST SERVICES. The bank is the only locally managed bank in the Rock Hill area that has a trust department, through which we offer a full range of trust services, including personal trusts, testamentary trusts, investment management, custodian services, income tax assistance and counseling, and retirement and estate planning.

o ACCOUNTS RECEIVABLE FINANCING. The bank provides accounts receivable financing to businesses through an agreement with an outside vendor, using software licensed from the vendor to handle the billing and collection of these receivables. Because accounts receivable-based loans typically carry a higher rate of risk than many other types of loans, the bank also has default and fraud insurance and customarily obtains a personal guarantee from the small business owner.

o OTHER SERVICES. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with Honor and Plus networks of automated teller machines that may be used by our customers throughout South Carolina and other regions. The bank also offers VISA credit card services through a correspondent bank as an agent for us.

COMPETITION

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. As of December 31, 2000, there were approximately eight commercial banks, no savings and loan institutions, and four credit unions in the same area as Rock Hill Bank & Trust. Many large banking organizations currently operate in the Bank's market area, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal authority to provide most financial services.

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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

         THE BANK HOLDING COMPANY ACT. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o    banking and managing or controlling banks;
o    furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         INVESTMENTS, CONTROL, AND ACTIVITIES. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o    acquiring substantially all the assets of any bank;
o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o    merging or consolidating with another bank holding company.

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

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o    making or servicing loans and certain types of leases;
o    engaging in certain insurance and discount brokerage activities;
o    performing certain data processing services;
o acting in certain circumstances as a fiduciary or investment or financial adviser;
o    owning savings associations; and
o making investments in certain corporations or projects designed primarily to promote community welfare.

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

ROCK HILL BANK & TRUST

         The bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

o        security devices and procedures;
o        adequacy of capitalization and loss reserves;
o        loans;
o        investments;
o        borrowings;
o        deposits;
o        mergers;
o        issuances of securities;
o        payment of dividends;
o        interest rates payable on deposits;
o        interest rates or fees chargeable on loans;
o        establishment of branches;
o        corporate reorganizations;
o        maintenance of books and records; and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o        internal controls;
o        information systems and audit systems;
o        loan documentation;
o        credit underwriting;
o        interest rate risk exposure; and
o        asset quality.

         DEPOSIT INSURANCE. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o    submit a capital restoration plan;
o    raise additional capital;
o    restrict their growth, deposit interest rates, and other activities;
o    improve their management;
o    eliminate management fees; or
o    divest themselves of all or a part of their operations.

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

EMPLOYEES

         As of March 1, 2001, we had 44 full-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Bank's main office is located in an 11,000 square foot facility at 315 East Main Street in the city of Rock Hill, South Carolina. On January 7, 1999, the Bank opened its second office at 1746 Ebenezer Road in Rock Hill near the intersection of Ebenzer and Herlong roads. This office is located in a 2,700 square foot facility and is located approximately 2.9 miles north west of the Main Office. The Bank opened a third office in September 1999 in the Fort Mill/ Tega Cay area on Highway 160. The address is 100 Stone Village Drive, Fort Mill, South Carolina. The Bank occupies approximately 4,000 square feet on the first floor of the two-story facility. Rock Hill Bank & Trust maintains drive-up automated teller machines at each office.

ITEM 3.    LEGAL PROCEEDINGS.

Samuel R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. v. Rock Hill Bank & Trust and Robert M. Yoffie, United States District Court, District of South Carolina, Rock Hill Division, Civil Action File No. 0-01-447-17

The referenced lawsuit, filed on or about February 14, 2001, asserts that plaintiffs are entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. The plaintiffs generally assert that they entered into an investment program with persons unrelated to the Bank and that funds to be used in the investment program were deposited in the Bank subject to certain agreements with and powers of attorney held by third parties. Although most of the factual allegations in the complaint relate to persons other than the Bank, the complaint seeks damages from the Bank through various legal theories including breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. The Bank, whose response to the complaint is due on or before

April 2, 2001, has instructed us to defend the lawsuit vigorously, including the pursuit of claims against the third parties referenced but not named in the complaint who conducted the investment program. In addition, and on behalf of the Bank, we have made demand on two insurance carriers who, through various forms of insurance coverage, we believe may provide meaningful indemnification to the Bank for any loss it may incur from these claims. The insurers have not yet responded to the demands for coverage and may deny the claims. Because this matter is in its preliminary stages and discovery has not yet begun, we are not in a position to express any opinion as to the possible outcome of the matter.

PREMIER PRODUCTIONS VS. ROCK HILL BANK & TRUST

York County, South Carolina (Civil Action #2001CP46-436)

On March 1, 2001, Rock Hill Bank & Trust ("RHBT") was sued by Premier Productions ("Premier"), a former account holder. The account held by Premier was an agency account whose purpose was to provide $1,000,000.00 in funding for Premier's participation in high yield investments pursuant to a Placement Agreement between Premier and a third party known as Dipresa Management. According to the Complaint, Dipresa promised to pay Premier $50,000.00 in the event certain investment returns were not realized. While Premier concedes that it received full return of its investment, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000.00 allegedly guaranteed by Dipresa. Premier further contends that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. Additionally, Premier has claimed damages to include 6% interest on its alleged investment, treble damages, and unspecified punitive and special damages.

RHBT was not a party to the Placement Agreement or any other documents soliciting any investment by Premier. Premier attempts to bring RHBT within the scope of alleged investment solicitations or promotions by alleging that RHBT made representations regarding the investment. The only representation identified, however, is an alleged statement that Premier would yield 5% profit per week. This allegation is contrary to the Agency Agreement executed by Premier in which Premier "expressly agree[s] that [RHBT] is providing no advice or comment as to any instructions given by [Premier] in connection with the subject account. [RHBT's] sole duty and responsibility is to process the instructions as given by [Premier] and [Premier] acknowledges that [RHBT] has no duty or responsibility to [Plaintiffs] in connection with investment decisions concerning the subject account. Premier hereby releases, indemnifies and holds harmless [RHBT] in connection with any and all claims, demand or losses resulting from investments or transactions in this account and from any and all claims, demands or losses resulting from collateral or ancillary agreements between [Premier] and any third party."

Based on the foregoing, RHBT timely filed a Motion to Dismiss Premier's Complaint. The motion should be heard within 60 days. If the motion is granted, this case will be concluded subject only to appeal. If the motion is not granted, RHBT will continue to vigorously defend the action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In response to this Item, the information contained on page 45 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 3 through 19 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 20 through 44 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         In response to this Item, the information shall be a part of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information shall be a part of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information shall be a part of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information shall be a part of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated herein by reference.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         13.1.    Annual Report of Shareholders for the year ended
                  December 31, 2000

         21.1     Subsidiaries of the Company

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the period ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ROCK HILL BANK & TRUST


Date:   March 30, 2001                By:  /s/ J. A. Ferguson, Jr.
       ----------------------------        -------------------------------------
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

Signature                                            Title                      Date
---------                                            -----                      ----

/s/ Edward Barnes
---------------------------------------
Edward Barnes                                        Director                   03/30/01

/s/ William C. Beaty, Jr.
---------------------------------------
William C. Beaty, Jr.                                Director                   03/30/01

/s/ Claude W. Burns, III
---------------------------------------
Claude W. Burns, III                                 Director                    03/30/01

/s/ J.A. Ferguson, Jr.
---------------------------------------
J. A. Ferguson, Jr.                                  President;                 03/30/01
Chief Executive                                      Officer and
                                                     Director
/s/ Jean M. Gaillard
---------------------------------------
Jean M. Gaillard                                     Director                   03/30/01

/s/ Hugh L. Harrelson, Sr.
---------------------------------------
Hugh L. Harrelson, Sr.                               Director                   03/30/01

/s/ Jerry H. Padgett
---------------------------------------
Jerry H. Padgett                                     Director                   03/30/01

/s/ Richard S. Powell
---------------------------------------
Richard S. Powell                                    Director                   03/30/01

/s/ Elvin F. Walker
---------------------------------------
Elvin F. Walker                                      Director                   03/30/01


/s/ Patricia M. Stone
---------------------------------------              Chief Financial            03/30/01
Patricia M. Stone                                    Officer and Principal
                                                     Accounting Officer

                                INDEX TO EXHIBITS




13.1.    Annual Report of Shareholders for the year ended December 31, 2000

21.1     Subsidiaries of the Company