Form 10QSB
period 2001-03-31
RHBT FINANCIAL CORP
filed 2001-05-14
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-QSB

     X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     --             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

                                       OR

     --        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                  YES X   NO
                                     --      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

1,720,928 shares of common stock, $.01 par value, issued and outstanding as of May 11, 2001


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2001 and 2000.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001......................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000.............6

         Notes to Condensed Consolidated Financial Statements...................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................10-15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................16

Item 6. Exhibits and Reports on Form 8-K.........................................................................16

         (a) Exhibits............................................................................................16

         (b) Reports on Form 8-K.................................................................................16



                           RHBT FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets

                                                                   March 31,    December 31,
                                                                     2001         2000
                                                                   ---------    -----------
                                                                 (Unaudited)

Assets:
 Cash and cash equivalents:
  Cash and due from banks                                       $    4,525,614  $    4,468,217
  Federal funds sold and securities purchased                       37,822,000      31,653,900
  under agreements to resell
                                                                    42,347,614      36,122,117
 Investment securities:
  Securities available-for-sale                                      3,750,000       5,470,765
  Nonmarketable equity securities                                    1,601,794         951,794
                                                              ----------------   -------------
                                                                     5,351,794       6,422,559

 Loans receivable                                                  165,788,056     154,788,284
 Less allowance for loan losses                                     (1,672,896)     (1,601,539)
                                                              ----------------   -------------
    Loans, net                                                     164,115,160     153,186,745

 Accrued interest receivable                                         1,288,720       1,308,225
 Premises and equipment, net                                         1,626,419       1,567,900
 Other real estate owned                                               237,903         235,061
 Other assets                                                          506,615         698,422
                                                              ----------------   -------------
    Total assets                                                $  215,474,225  $  199,541,029
                                                              ================   =============
Liabilities:
 Deposits:
  Noninterest-bearing                                           $    8,786,191  $   10,101,875
  Interest-bearing                                                   9,878,883       7,174,211
  Savings                                                           22,570,980      20,031,564
  Time deposits $100,000 and over                                   71,916,785      62,988,317
  Other time deposits                                               49,963,128      60,151,002
                                                              ----------------   -------------
                                                                   163,115,967     160,446,969

 Securities sold under agreement to repurchase                       6,742,000       7,113,900
 Advances from the Federal Home Loan Bank                           25,000,000      12,000,000
 Accrued interest payable                                              837,947         763,783
 Other liabilities                                                     415,757         240,542
                                                              ----------------   -------------

    Total liabilities                                              196,111,671     180,565,194
                                                              ----------------   -------------

Shareholders' Equity
 Common stock, $ .01 par value; 10,000,000 shares authorized,          17,208          17,208
 1,720,928 shares issued and outstanding
 Capital surplus                                                   15,383,930      15,383,930
 Retained earnings                                                  3,953,293       3,581,500
 Accumulated other comprehensive income (loss)                          8,123          (6,803)
                                                             ----------------   -------------
    Total shareholders' equity                                     19,362,554      18,975,835
                                                             ----------------   -------------

    Total liabilities and shareholders' equity                  $ 215,474,225   $ 199,541,029
                                                             ================   =============

            See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                           -------------------
                                                                                         2001             2000
                                                                                         ----             ----

Interest income:
 Loans, including fees                                                                  $ 3,858,479    $ 3,032,578
 Investment securities, taxable                                                              65,974        111,044
 Nonmarketable equity securities                                                             24,466         19,990
 Federal funds sold and securities purchased under agreements to resell                     440,495        310,124
                                                                                     --------------   ------------
    Total                                                                                 4,389,414      3,473,736
                                                                                     --------------   ------------

Interest expense:
 Deposit accounts                                                                         2,266,921      1,630,111
 Securities sold under agreements to repurchase                                              79,143         87,370
 Advances from the Federal Home Loan Bank                                                   266,542         95,321
                                                                                     --------------  -------------
    Total                                                                                 2,612,606      1,812,802
                                                                                     --------------  -------------

Net interest income                                                                       1,776,808      1,660,934
Provision for loan losses                                                                    90,000        164,000
                                                                                    ---------------  -------------
Net interest income after provision for loan losses                                       1,686,808      1,496,934
                                                                                    ---------------  -------------

Other income
 Service charges on deposit accounts                                                         97,812         75,859
 Other charges, commissions and fees                                                         29,250         27,434
 Residential mortgage organization fees                                                      67,901         36,048
 Income from fiduciary activities                                                            47,872         79,446
                                                                                    ---------------  -------------
    Total                                                                                   242,835        218,787
                                                                                    ---------------  -------------

Other expense
 Salaries and employee benefits                                                             482,041        363,435
 Occupancy expense                                                                          154,860        153,149
 Advertising and marketing expense                                                           28,737         17,026
 Other operating expenses                                                                   701,212        384,951
                                                                                     --------------  -------------
    Total                                                                                 1,366,850        918,561
                                                                                     --------------  -------------

Income before income taxes                                                                  562,793        797,160
Income tax expense                                                                          191,000        295,198
                                                                                     --------------  -------------

Net income                                                                            $     371,793 $      501,962
                                                                                     ============== ==============

Basic net income per share                                                            $        0.22 $         0.29
Diluted net income per share                                                          $        0.21 $         0.29

            See notes to condensed consolidated financial statements.
                                       4

                           RHBT FINANCIAL CORPORATION

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                Income for the three months ended March 31, 2001
                                   (Unaudited)



                                                                                           Accumulated
                                                                                             Other
                                   Common Stock             Capital        Retained       Comprehensive
                               Shares        Amount         Surplus        Earnings         Income            Total
                              -------       -------       --------      ----------      ----------------      ------

Balance,
 December 31, 2000            1,720,928     $ 17,208      $ 15,383,930    $3,581,500          $ (6,803)    $18,975,835

 Net income
  for the period                                                             371,793                           371,793

 Other comprehensive
  income, net of
  tax $8,179                                                                                    14,926          14,926

 Comprehensive income                                                                                          386,719
                            ----------    ---------     -------------   -----------           --------    ------------

 Balance,
  March 31, 2001             1,720,928     $ 17,208      $ 15,383,930    $3,953,293           $  8,123    $ 19,362,554
                            ==========    =========     =============   ===========           ========    ============

            See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                              2001            2000
                                                                                              ----            ----

Cash flows from operating activities:
 Net income                                                                              $     371,793   $     501,962
 Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                                                 70,479          61,081
  Provision for loan losses                                                                     90,000         164,000
  Accretion and premium amortization                                                            (6,130)           (201)
  Amortization of net loan fees and costs                                                       15,309          13,013
  Amortization of organizational costs                                                           4,758           4,758
  (Increase) decrease in interest receivable                                                    19,505        (160,178)
  Increase in interest payable                                                                  74,164         163,120
  Decrease in other assets                                                                     183,054         108,098
  Increase in other liabilities                                                                171,031         191,820
                                                                                       ---------------  --------------
    Net cash provided by operating activities                                                  993,963       1,047,473
                                                                                       ---------------  --------------

Cash flows from investing activities:
 Purchases of securities available-for-sale                                                 (2,000,000)       (989,655)
 Maturities of securities available-for-sale                                                 3,750,000       2,150,000
 Net increase in loans made to customers                                                   (11,036,566)    (14,317,779)
 Purchases of premises and equipment                                                          (128,998)        (66,489)
 (Purchase) sale of Federal Home Loan Bank Stock                                              (650,000)        150,000
                                                                                        --------------  --------------
    Net cash used by investing activities                                                  (10,065,564)    (13,073,923)
                                                                                        --------------  --------------

Cash flows from financing activities:
 Net increase in demand deposits, interest-bearing transaction                               3,928,404       3,730,553
    accounts and savings accounts
 Net increase in certificates of deposit and other time deposits                            (1,259,406)     22,294,835
 Net increase (decrease) in securities sold under agreements                                  (371,900)     (6,540,000)
    to repurchase
 Advances (repayments) of advances from the Federal Home Loan Bank                          13,000,000      (3,000,000)
                                                                                        --------------  --------------
    Net cash provided by financing activities                                               15,297,098      16,485,388
                                                                                        --------------  --------------

Net increase in cash and cash equivalents                                                    6,225,497       4,458,938

Cash and cash equivalents, beginning                                                        36,122,117      20,105,173
                                                                                        --------------  --------------

Cash and cash equivalents, ending                                                        $  42,347,614   $  24,564,111
                                                                                        ==============  ==============

  Cash paid during the period for:
 Income taxes                                                                            $     323,988   $     143,126
 Interest                                                                                $   2,538,442   $   1,649,682



            See notes to condensed consolidated financial statements.
                                       6

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 2000 Annual Report.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The Bank has been named as a defendant in a lawsuit captioned Samuel R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. v. Rock Hill Bank & Trust and Robert M. Yoffie. Mr. Yoffie is a former Bank trust officer. The referenced lawsuit, filed on or about February 14, 2001, asserts that plaintiffs are entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. The plaintiffs generally assert that they entered into an investment program with persons unrelated to the Bank and that funds to be used in the investment program were deposited in the Bank subject to certain agreements with and powers of attorney held by third parties. Although much of the complaint relates to persons or entities other than the Bank, the complaint seeks damages from the Bank through various legal theories including breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. On April 2, 2001, the Bank filed an answer to the complaint in which it denied any and all liability, and in which it asserted counterclaims against the plaintiffs and the principals of the plaintiff entities. The Bank also asserted a cross-claim against Mr. Yoffie, stating that to the extent, if any, the plaintiffs are permitted to recover from the Bank, the Bank is entitled to be indemnified by Mr. Yoffie. Finally, the Bank brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue. In addition to defending the lawsuit vigorously, the Bank has made demand on its two insurance carriers who, through various forms of insurance coverage, the Bank believes may provide meaningful indemnification to the Bank for any loss it may incur from these claims. The insurers have not yet responded to the demands for coverage and may deny the claims. This matter remains in its early stages, with the parties now beginning the discovery process. The Bank and its legal counsel are not in a position at this time to express any opinion on the possible outcome of the matter. However, management is of the opinion that it will not have a material impact on the Company's financial position. Accordingly, no provision for any liability that may result has been made in the financial statements. Nevertheless, due to uncertainties with the lawsuit, it is at least reasonably possible that management's view of the outcome will change.

In addition, on March 1, 2001, the Bank was sued by Premier Productions, a former account holder, in the case of Premier Productions vs. Rock Hill Bank & Trust. The account held by Premier was an agency account whose purpose was to provide $1,000,000 in funding for Premier's participation in high yield investments pursuant to a placement agreement between Premier and a third party known as Dipresa Management. According to the complaint, Dipresa promised to pay Premier $50,000 in the event certain investment returns were not realized. While Premier concedes that it received full return of its investment, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000 allegedly guaranteed by Dipresa, plus related damages. Premier is pursuing legal theories that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. The Bank was not a party to the placement agreement or any other documents soliciting any investment by Premier. The Bank believes that the allegations are contrary to the agency agreement with the Bank executed by Premier. Based on the foregoing, the Bank timely filed a motion to dismiss Premier's complaint. If the motion is granted, this case will be concluded subject only to appeal. If the motion is not granted, the Bank will continue to vigorously defend the action. In the opinion of the Bank, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case will not have a material adverse effect on the Company's financial position or results of operations.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2001 and 2000.

                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                                 ---------------------------------------------------

For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period          23,105           (8,179)          14,926
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                 -                -                -
                                                                   ---------        ---------         --------
 Net unrealized gains (losses) on securities                          23,105           (8,179)          14,926
                                                                   ---------        ---------         --------
Other comprehensive income                                            23,105           (8,179)          14,926
                                                                   =========        =========         ========

                                                                     Pre-tax         (Expense)        Net-of-tax
                                                                      Amount          Benefit           Amount
                                                               --------------------------------------------------
For the Three Months Ended March 31, 2000:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period         (16,957)           6,274          (10,683)
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                 -                -                -
                                                                   ---------        ---------         --------
 Net unrealized gains (losses) on securities                         (16,957)           6,274          (10,683)
                                                                   ---------        ---------         --------
Other comprehensive income                                           (16,957)           6,274          (10,683)
                                                                   =========        =========         ========

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

                                                                Three Months Ended
                                                                     March 31,
                                                          --------------------------------
                                                               2001             2000
                                                          ---------------  ---------------


Net income per share - basic computation:

Net income available to common shareholders                    371,793          501,962
                                                           ===========      ===========

 Average common shares outstanding - basic                   1,720,928        1,720,928
                                                           ===========      ===========

 Net income per share - basic                                     0.22             0.29
                                                           ===========      ===========

 Net income per share - diluted computation:

 Net income available to common shareholders                   371,793          501,962
                                                           ===========      ===========

 Average common shares outstanding - basic                   1,720,928       1,720,928
                                                           ===========      ==========

 Incremental shares from assumed conversions:
   Stock options                                               20,778           12,016
                                                          -----------      -----------
 Average common shares outstanding - diluted
                                                            1,741,706        1,732,944
 Net income per share - diluted                           -----------      -----------

                                                                 0.21             0.29
                                                          ===========      ===========

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

The following is a discussion of our financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations


Net Interest Income

For the three months ended March 31, 2001, net interest income increased $115,874, or 6.98%, to $1,776,808 as compared to $1,660,934 for the same period in 2000. Interest income from loans, including fees, increased $825,901, or 27.23%, from the three months ended March 31, 2000 to the comparable period in 2001 as we continue to experience strong loan growth in both our commercial and retail area. Income from federal funds sold and securities purchased under agreements to resell contributed to the increase in net interest income with an increase of $130,371 for the three months ended March 31, 2000. Interest expense at March 31, 2001 was $2,612,606, compared to $1,812,802 for the same period in 2000. The increase in interest-bearing deposits between the two periods of $28,451,980 resulted in increased interest expense. The net interest margin realized on earning assets decreased from 4.23% for the three months ended March 31, 2000 to 3.59% for the same period in 2001. The interest rate spread decreased by 59 basis points from 3.49% at March 31, 2000 to 2.90% at March 31, 2001. This is primarily attributable to the increase in interest expense paid on time deposits.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $90,000 as compared to $164,000 for the same period in 2000. During the first quarter of 2000, we decided to transfer three large loans from the active loan portfolio to nonaccrual status. We increased the allowance during this period in anticipation of the possible losses associated with these loans. The allowance represents 1.01% and 1.04% of gross loans at March 31, 2001 and 2000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Noninterest Income

Noninterest income during the three months ended March 31, 2001 was $242,835, an increase of $24,048 from $218,787 during the comparable period in 2000. The increase is primarily a result of an increase in income from residential mortgage origination fees from $36,048 for the three months ended March 31, 2000 to $67,901 for the three months ended March 31, 2001. In addition, service charges on deposit accounts resulted in income of $97,812 during the three months ended March 31, 2001, compared to $75,859 during the comparable period in 2000. This was due to an overall increase in deposit accounts over the two periods. Income from fiduciary activities decreased $31,574, or 39.74% to $47,872 for the three months ended March 31, 2001 compared to $79,446 for the same period in 2000.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2001 was $1,366,850, or 48.80%, higher than the $918,561 amount for the three months ended March 31, 2000. The largest increase was in other operating expenses, which increased from $384,951 at March 31, 2000 to $701,212 for the three months ended March 31, 2001. The increase is primarily attributable to an increase in legal fees. Legal fees, before any tax benefit, totaled $250,000 at March 31, 2001 as compared to $7,193 for the three months ended March 31, 2000. Of this total, $227,074 related to costs associated with defending the lawsuit brought against the Bank's trust department in February 2001. In addition, we incurred commission expense for brokered certificates of deposit of $30,276. This expense represents the commission paid to brokers for certificates of deposits. Total brokered certificates of deposits totaled $36,694,638 at March 31, 2001. We expect to continue to incur this expense in order to meet our funding needs. Advertising and marketing expense increased $11,711 or 68.78% to $28,737 at March 31, 2001 as compared to $17,026 for the three months ended March 31, 2000. The increase reflects our efforts to promote our business in the vibrant markets of Rock Hill, Fort Mill/Tega Cay, and the greater York County surrounding areas. Salaries and employee benefits also increased $118,606, or 32.63%, to $482,041 for the three months ended March 31, 2001. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth.


Income Taxes

The income tax provision for the three months ended March 31, 2001 was $191,000 as compared to $295,198 for the same period in 2000. The decrease in the income tax provision is a result of the decreased income before taxes, largely due to the expenses associated with the lawsuit. The effective tax rate was 34% and 37% at March 31, 2001 and March 31, 2000, respectively.


Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2001 of $371,793 as compared to $501,962 for the same period in 2000. This represents a decrease of $130,169 over the same period in 2000. The decrease reflects the costs of defending the lawsuit. Net income for the three months ended March 31, 2001, excluding legal fees, was $521,662 or 3.9% higher than net income for the three months ended March 31, 2000. Average-earning assets increased $41,714,000 from $158,969,000 for the three months ended March 31, 2000 to $200,683,000 for the three months ended March 31, 2001.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


Assets and Liabilities

During the first three months of 2001, total assets increased $15,933,196, or 7.98%, when compared to December 31, 2000. The primary source of growth in assets was loans, which increased $10,999,772 during the first three months of 2001. Federal funds sold and repurchase agreements increased $6,168,100 from December 31, 2000 to $37,822,000 at March 31, 2001. Total deposits also increased $2,668,998, or 1.66%, from the December 31, 2000 amount of $160,446,969. Within the deposit area, certificates of deposit greater than $100,000 and over increased $8,928,468, or 14.17%, during the first three months of 2001. In order to fund loan growth, advances from the Federal Home Loan Bank were increased $13,000,000 to $25,000,000 at March 31, 2001. Advances from the Federal Home Loan Bank will continue to be used as a secondary funding source. Securities sold under agreements to repurchase decreased $371,900 to $6,742,000 at March 31, 2001.


Investment Securities

Investment securities decreased from $5,470,765 at December 31, 2000 to $3,750,000 at March 31, 2001. The decrease can be attributed to the calling of four securities during the first three months of the year. The funds from the securities were invested in higher yielding loans. All of our marketable investment securities were designated as available-for-sale at March 31, 2001.


Nonmarketable Equity Securities

Nonmarketable equity securities include the cost of our investments in the stock of the Federal Home Loan Bank of $1,250,000 and $600,000 at March 31, 2001 and December 31, 2000, respectively, and the stock of Community Financial Services, Inc., of $351,794 at March 31, 2001 and December 31, 2000. The increase in the investment in Federal Home Loan Bank stock is required as a result of the increase in borrowings from the Federal Home Loan Bank.


Loans

We continued to experience strong loan growth during the first three months of 2001. Net loans increased $10,928,415, or 7.13%, from December 31, 2000 to March 31, 2001. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans, which increased 9.99%, or $9,167,941, from December 31, 2000. Commercial and industrial loans include discounted accounts receivable loans that totaled $6,566,402 at March 31, 2001. Accounts receivable loans decreased $759,841, or 10.37%, when compared to December 31, 2000. In addition, real estate - construction loans increased $637,821, or 11.01%, during the first three months of 2001. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                             March 31,     December 31,
                                              2001             2000
                                        ---------------  --------------

 Real estate - construction              $    6,430,585  $   5,792,764
 Real estate - mortgage                      54,466,096     52,809,952
 Commercial and industrial                  100,939,445     91,771,504
 Consumer and other                           3,951,930      4,414,064
                                         --------------   ------------
                                         $  165,788,056  $ 154,788,284
                                         ==============   ============

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                    March 31,
                                                       ----------------------------------
                                                              2001               2000
                                                       --------------- ------------------

 Loans: Nonaccrual loans                                $  2,319,211      $   1,869,352

 Accruing loans more than 90 days past due              $      1,000      $         658

 Loans identified by the internal review mechanism:

    Criticized                                          $  1,002,763      $   1,912,000

    Classified                                          $  1,889,268      $          -



Risk Elements in the Loan Portfolio

Activity in the Allowance for Loan Losses is as follows:

                                                                       March 31,
                                                          ------------------------------------
                                                                2001               2000
                                                          ----------------- ------------------
 Balance, January 1,                                         1,601,539         1,226,442
 Provision for loan losses for the period                       90,000           164,000
 Net loans (charged-off) recovered for the period              (18,643)           (1,496)
                                                          ------------      ------------

   Balance, end of period                                    1,672,896         1,388,946
                                                          ============      ============

 Gross loans outstanding, end of period                 $  165,788,056    $  133,012,437

 Allowance for loan losses to loans outstanding                   1.01%             1.04%


Deposits

At March 31, 2001, total deposits increased by $2,668,998, or 1.66%, from December 31, 2000. The largest increase was in certificates of deposit greater than $100M, which increased $8,928,468, or 14.17%, from December 31, 2000 to March 31, 2001. At March 31, 2001, certificates of deposit included brokered deposits totaling $36,694,638. Brokered deposits decreased $3,317,101, or 8.29%, from December 31, 2000. Even though total brokered deposits decreased, we determined that the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits and therefore will continue to use these deposits in 2001 to meet funding needs. Expressed in percentages, noninterest-bearing deposits decreased 13.02% and interest-bearing deposits increased 2.65%.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Deposits- (continued)

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                          March 31,        December 31,
                                            2001               2000
                                        ---------------   ---------------

 Noninterest-bearing demand deposits      $  8,786,191      $ 10,101,875
 Interest-bearing demand deposits            9,878,883         7,174,211
 Savings deposits                           22,570,980        20,031,564
 Time deposits $100,000 and over            71,916,785        62,988,317
 Other time deposits                        49,963,128        60,151,002
                                          ------------      ------------
                                          $163,115,967      $160,446,969
                                          ============      ============


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $25,000,000 and consisted of the following at March 31, 2001.

     Maturity Date              Call Date              Grant Date            Current Rate              Balance
     -------------              ---------              ----------            ------------              -------

        10/11/05                10/11/02                10/11/00                 6.26%              $  5,000,000
        01/10/11                01/10/06                01/10/01                 5.05                  7,000,000
        01/12/11                01/13/03                01/12/01                 4.63                  5,000,000
        02/01/11                02/01/03                02/01/01                 4.78                  2,000,000
        02/09/11                02/09/04                02/09/01                 5.02                  3,000,000
        03/21/11                03/19/04                03/19/01                 4.67                  3,000,000
                                                                                                    ------------
               Total advances                                                                       $ 25,000,000
                                                                                                    ============

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating $23,553,701 at March 31, 2001 and our investment in Federal Home Loan Bank stock of $1,250,000, which is included in nonmarketable equity securities.


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 85.08% at March 31, 2001 and 86.20% at December 31, 2000.

Securities available-for-sale, which totaled $3,750,000 at March 31, 2001, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2001, unused lines of credit totaled $9,931,154.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Capital Resources

Total shareholders' equity increased from $18,975,835 at December 31, 2000 to $19,362,554 at March 31, 2001. The increase is due to net income for the period of $371,793 and a positive change of $14,926 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2001.

The following table summarizes our risk-based capital at March 31, 2001:

Shareholders' equity                                       $   19,354,431
Less: intangibles                                                   3,172
Tier 1 capital                                                 19,351,259
Plus: allowance for loan losses (1)                             1,672,896
Total capital                                              $   21,024,155
                                                           ==============
Risk-weighted assets                                       $  164,695,791
                                                           ==============
Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                            11.75%
Total capital (to risk-weighted assets)                             12.77%
Tier 1 capital (to total average assets)                             9.36%

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

                           RHBT FINANCIAL CORPORATION

Part II - Other Information

Item 1. Legal Proceedings
-------------------------

The Bank has been named as a defendant in a lawsuit captioned Samuel R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. v. Rock Hill Bank & Trust and Robert M. Yoffie. Mr. Yoffie is a former Bank trust officer. The referenced lawsuit, filed on or about February 14, 2001, asserts that plaintiffs are entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. The plaintiffs generally assert that they entered into an investment program with persons unrelated to the Bank and that funds to be used in the investment program were deposited in the Bank subject to certain agreements with and powers of attorney held by third parties. Although much of the complaint relates to persons or entities other than the Bank, the complaint seeks damages from the Bank through various legal theories including breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. On April 2, 2001, the Bank filed an answer to the complaint in which it denied any and all liability, and in which it asserted counterclaims against the plaintiffs and the principals of the plaintiff entities. The Bank also asserted a cross-claim against Mr. Yoffie, stating that to the extent, if any, the plaintiffs are permitted to recover from the Bank, the Bank is entitled to be indemnified by Mr. Yoffie. Finally, the Bank brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue. In addition to defending the lawsuit vigorously, the Bank has made demand on its two insurance carriers who, through various forms of insurance coverage, the Bank believes may provide meaningful indemnification to the Bank for any loss it may incur from these claims. The insurers have not yet responded to the demands for coverage and may deny the claims. This matter remains in its early stages, with the parties now beginning the discovery process. The Bank and its legal counsel are not in a position at this time to express any opinion on the possible outcome of the matter. However, management is of the opinion that it will not have a material impact on the Company's financial position. Accordingly, no provision for any liability that may result has been made in the financial statements. Nevertheless, due to uncertainties with the lawsuit, it is at least reasonably possible that management's view of the outcome will change.

In addition, on March 1, 2001, the Bank was sued by Premier Productions, a former account holder, in the case of Premier Productions vs. Rock Hill Bank & Trust. The account held by Premier was an agency account whose purpose was to provide $1,000,000 in funding for Premier's participation in high yield investments pursuant to a placement agreement between Premier and a third party known as Dipresa Management. According to the complaint, Dipresa promised to pay Premier $50,000 in the event certain investment returns were not realized. While Premier concedes that it received full return of its investment, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000 allegedly guaranteed by Dipresa, plus related damages. Premier is pursuing legal theories that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. The Bank was not a party to the placement agreement or any other documents soliciting any investment by Premier. The Bank believes that the allegations are contrary to the agency agreement with the Bank executed by Premier. Based on the foregoing, the Bank timely filed a motion to dismiss Premier's complaint. If the motion is granted, this case will be concluded subject only to appeal. If the motion is not granted, the Bank will continue to vigorously defend the action. In the opinion of the Bank, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case will not have a material adverse effect on the Company's financial position or results of operations.

Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)      Exhibits

         The following documents are filed as part of this report: Not applicable.

Reports on Form 8-K

         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended March 31, 2001.

99.1     Press release dated February 16, 2001 to announce that Rock Hill
         Bank & Trust, a wholly owned subsidiary of RHBT Financial Corporation was named as a defendant in a lawsuit filed on February 15, 2001 (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the SEC on February 16, 2001).

99.2     Press release dated March 14, 2001 to announce that RHBT
         Financial Corporation has agreed to suspend merger plans with Ridgeway Bancshares, Inc. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the SEC on March 15, 2001).

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 By:  /s/ J.A. FERGUSON, JR.
                                      ------------------------------------------
                                      J.A. Ferguson, Jr.
                                      President & Chief Executive Officer




Date: May 11, 2001               By:  /s/ PATRICIA M. STONE
                                      ------------------------------------------
                                      Patricia M. Stone
                                      Chief Financial Officer