Form 10QSB
period 2001-06-30
RHBT FINANCIAL CORP
filed 2001-08-14
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                    FORM 10-QSB

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                        Commission File Number 000-26905

                           RHBT FINANCIAL CORPORATION
                     ---------------------------------------
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

                                  YES X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       1,720,928 shares of common stock, $.01 par value, issued and outstanding as of August 10, 2001


       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           RHBT FINANCIAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.....................................3

         Condensed Consolidated Statements of Income -- Six months ended June 30, 2001 and 2000 and Three months ended June 30, 2001 and 2000..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2001.................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000.......................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation........................................................12-17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................................16

Item 4. Submission of Matters to a Vote of Security Holders..............................................................18

Item 6. Exhibits and Reports on Form 8-K.................................................................................18

         (a) Exhibits....................................................................................................18

         (b) Reports on Form 8-K.........................................................................................18


                      Condensed Consolidated Balance Sheets

                                                                                         June 30, 2001      Dec. 31, 2000
                                                                                       --------------      - -------------
                                                                                           (Unaudited)

Assets:
Cash and cash equivalents:
   Cash and due from banks                                                            $       3,584,736   $       4,468,217
   Federal funds sold and securities purchased under                                         28,150,000          31,653,900
                                                                                      ------------------  -----------------
    agreements to resell
                                                                                             31,734,736          36,122,117
                                                                                      ------------------  -----------------
 Investment securities:
   Securities available-for-sale                                                              4,018,125           5,470,765
   Nonmarketable equity securities                                                            1,601,794             951,794
                                                                                      ------------------   ----------------
                                                                                              5,619,919           6,422,559

 Loans receivable                                                                           173,384,677         154,788,284
 Less allowance for loan losses                                                              (1,742,029)         (1,601,539)
                                                                                      ------------------  ------------------
   Loans, net                                                                               171,642,648         153,186,745
 Accrued interest receivable                                                                  1,341,161           1,308,225
 Premises and equipment, net                                                                  1,576,049           1,567,900
 Income taxes receivable                                                                      2,616,059             235,061
 Other assets                                                                                 1,227,564             698,422
                                                                                      -----------------   -----------------
     Total assets                                                                     $     215,758,136   $     199,541,029
                                                                                      =================   =================

 Liabilities:
 Deposits:
   Noninterest-bearing                                                                $       9,036,171   $      10,101,875
   Interest-bearing                                                                          10,386,542           7,174,211
   Savings                                                                                   19,080,021          20,031,564
   Time deposits $100,000 and over                                                           77,308,410          62,988,317
   Other time deposits                                                                       46,786,360          60,151,002
                                                                                      -----------------   -----------------
                                                                                            162,597,504         160,446,969
 Securities sold under agreement to repurchase                                                4,570,000           7,113,900
 Advances from the Federal Home Loan Bank                                                    25,000,000          12,000,000
 Accrued interest payable                                                                       785,463             763,783
 Accrued trust settlement                                                                     7,600,000                   -
 Other liabilities                                                                              485,612             240,542
                                                                                      -----------------   -----------------
     Total liabilities                                                                      201,038,579         180,565,194
                                                                                      -----------------   -----------------

 Shareholders' Equity
 Common stock, $ .01 par value; 10,000,000 shares authorized,                                   17,208               17,208
  1,720,928 shares issued and outstanding
 Capital surplus                                                                            15,383,930           15,383,930
 Retained earnings (deficit)                                                                  (693,544)           3,581,500
 Accumulated other comprehensive income (loss)                                                  11,963               (6,803)
                                                                                     -----------------    -----------------
     Total shareholders' equity                                                             14,719,557           18,975,835
                                                                                     -----------------    -----------------
      Total liabilities and shareholders' equity                                    $      215,758,136    $     199,541,029
                                                                                    ==================    =================

                  See notes to condensed financial statements.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                             Six Months Ended June 30,          Three Months Ended June 30,
                                            --------------------------         ---------------------------
                                             2001              2000               2001              2000
                                             -----             ----               ----              ----
 Interest income
   Loans, including fees                     $ 7,678,515    $     6,394,041       $ 3,820,036  $     3,361,463
   Investment securities, taxable                125,384            214,384            59,410          103,340
   Nonmarketable equity securities                51,155             33,205            26,689           13,215
   Federal funds sold and securities             730,930            601,988           290,435          291,864
                                             -----------     --------------     -------------   --------------
    purchased under agreements to resell
     Total                                     8,585,984          7,243,618         4,196,570        3,769,882
                                             -----------     --------------     -------------   --------------

 Interest expense
   Deposit accounts                            4,399,049          3,424,035          2,132,128       1,793,924
   Securities sold under agreements to           127,496            172,058             48,353          84,688
    repurchase
   Advances from the Federal Home                591,186            207,842            324,644         112,521
                                             -----------     --------------      -------------  --------------
    Loan Bank
     Total                                     5,117,731          3,803,935         2,505,125        1,991,133
                                             -----------     --------------     -------------   --------------

 Net interest income                           3,468,253         3,439,683          1,691,445        1,778,749
 Provision for loan losses                       177,000           289,000             87,000          125,000
                                             -----------    --------------      -------------   --------------
 Net interest income after provision           3,291,253         3,150,683          1,604,445        1,653,749
                                             -----------    --------------      -------------   --------------
  for loan losses

 Other income
   Service charges on deposit accounts           207,485           154,574            109,673           78,715
   Other charges, commissions and fees            66,346            59,661             37,096           32,227
   Residential mortgage origination fees         137,505            78,754             69,604           42,706
   Income from fiduciary activities               72,048           174,616             24,176           95,170
                                             -----------    --------------      -------------   --------------
     Total                                       483,384           467,605            240,549          248,818
                                             -----------    --------------      -------------   --------------

 Other expense
   Salaries and employee benefits                988,373           794,423            506,332           430,988
   Occupancy expense                             308,424           307,858            153,564           154,709
   Legal expenses                                740,063            50,920            490,062            43,728
   Trust settlement                            7,600,000                 -          7,600,000                 -
   Other operating expenses                      972,321           795,780            492,373           400,995
                                             -----------    --------------      -------------    --------------
   Total                                      10,609,181         1,948,981          9,242,331         1,030,420
                                             -----------    --------------      -------------    --------------

 Income (loss) before income taxes            (6,834,544)        1,669,307         (7,397,337)          872,147
 Income tax expense (benefit)                 (2,559,500)          617,596         (2,368,500)          322,398
                                             -----------    --------------      -------------    --------------

 Net income (loss)                          $ (4,275,044) $      1,051,711       $ (5,028,837) $        549,749
                                            ============    ==============      =============    ==============

 Basic net income (loss) per share           $     (2.48) $           0.61       $      (2.92) $           0.32
 Diluted net income (loss) per share         $     (2.48) $           0.61       $      (2.92) $           0.32

                  See notes to condensed financial statements.

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                 Income for the six months ended June 30, 2001
                                   (Unaudited)

                                                                     Accumulated
                                                                      Retained          Other
                     Common Stock                     Capital         Earnings      Comprehensive
                        Shares          Amount        Surplus         (Deficit)     Income (Los          Total
                        ------          ------        -------         ---------     -------------        -----

Balance,                  1,720,928     $17,208     $15,383,930      $3,581,500      $ (6,803)      $18,975,835
 December 31, 2000

 Net income (loss)                                                   (4,275,044)                     (4,275,044)
  for the period

 Other comprehensive
  income, net of
  tax $10,157                                                                          18,766            18,766
                                                                                                   ------------
 Comprehensive income                                                                                (4,256,278)
                         ----------    --------    -----------       -----------    ---------      ------------

Balance,
  June 30, 2001           1,720,928     $17,208     $15,383,930      $  (693,544)    $ 11,963       $14,719,557
                         ==========    ========    ============      ===========    =========      ============


                  See notes to condensed financial statements.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                              -------------------------
                                                                                               2001              2000
                                                                                               -----             ----

Cash flows from operating activities:
  Net income (loss)                                                                          $ (4,275,044) $     1,051,710
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                                144,512          123,745
     Provision for loan losses                                                                    177,000          289,000
     Accretion and premium amortization                                                           (18,437)          (4,247)
     Amortization of net loan fees and costs                                                       29,515           27,096
     Amortization of organizational costs                                                               -            9,517
     (Increase) decrease in interest receivable                                                   (32,936)        (412,125)
     Increase (decrease) in interest payable                                                        21,680         207,241
     (Increase) decrease in other assets                                                          (294,137)        235,920
     (Increase) decrease in other liabilities                                                      238,908          72,325
     Income taxes receivable                                                                    (2,616,059)              -
     Accrued trust settlement                                                                    7,600,000               -
                                                                                               -----------      ----------
     Net cash provided by operating activities                                                     975,002       1,600,182
                                                                                               -----------      ----------
 Cash flows from investing activities:
   Purchases of securities available-for-sale                                                   (4,000,000)     (1,962,754)
   Maturities of securities available-for-sale                                                   5,500,000       2,650,000
   Net increase in loans made to customers                                                     (18,666,357)    (23,803,923)
   Purchases of premises and equipment                                                            (152,661)       (106,956)
   Purchase of Federal Home Loan Bank Stock                                                       (650,000)              -
                                                                                               -----------      ----------
   Net cash used by investing activities                                                       (17,969,018)    (23,223,633)
                                                                                               -----------      ----------
 Cash flows from financing activities:
   Net increase in demand deposits, interest-bearing transaction                                 1,195,084      10,772,877
    accounts and savings accounts
   Net increase in certificates of deposit and other time deposits                                 955,451      33,378,799
   Net increase (decrease) in securities sold under agreements                                  (2,543,900)     (8,895,000)
    to repurchase
   (Repayments) from the Federal Home Loan Bank                                                 13,000,000      (3,000,000)
                                                                                               -----------      ----------
   Net cash provided by financing activities                                                    12,606,635      32,256,676
                                                                                               -----------      ----------
 Net increase (decrease) in cash and  cash equivalents                                          (4,387,381)     10,633,225
 Cash and cash equivalents, beginning                                                           36,122,117      20,105,173
                                                                                               -----------      ----------
 Cash and cash equivalents, ending                                                           $  31,734,736   $  30,738,398
                                                                                             =============   =============
  Cash paid during the period for:
   Income taxes                                                                              $     473,988   $     618,126
   Interest                                                                                  $   5,096,051   $   3,596,694

                  See notes to condensed financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 2000 Annual Report.

NOTE 2 - Accrued Trust Settlement

The Bank was named as a defendant in a lawsuit in February 2001 captioned Samuel
R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. (collectively referred to as "Plaintiffs") v. Rock Hill Bank & Trust and Robert M. Yoffie. Mr. Yoffie was a former Bank trust officer. The referenced lawsuit, filed on or about February 14, 2001, asserted that the plaintiffs were entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. On August 1, 2001, a Settlement Agreement, Covenant and Mutual Release agreement (the "Agreement") was entered into by the Plaintiffs named above, the Bank, and Barry R. Smoker, Ray G. Anthony, Vincent A. Los Castro, and Bruce Reale (collectively referred to as "Additional Defendants on Counterclaim").

The Agreement provides for the Bank to pay $7,600,000 to the Plaintiffs and Additional Defendants on Counterclaim to the trust account of their legal counsel. The $7,600,000 is to be paid in two installments as follows: a) $3,800,000 to be paid on or before August 1, 2001, and b) the remaining $3,800,000 is to be in the form of an executed promissory note to each of the Additional Defendants on Counterclaim to be paid on or before August 1, 2002. Interest shall accrue on the second installment at a fixed rate of 3.74%. The first installment was paid from the funds of the Bank on August 1, 2001.

In accordance with generally accepted accounting principles and the rules for interim financial statements, the Bank recorded the entire $7,600,000 as of June 30, 2001. The settlement amount is less than the face amount of the Bank's insurance policies that the Bank believes should cover the loss. Although the Bank is currently in discussions with its insurance carriers, the Bank and insurance carriers have not yet agreed upon the extent to which the claims are covered, and therefore these results do not reflect any recovery the Bank may receive from its insurance carriers. Additionally, the Bank is continuing its cross-claims against Mr. Yoffie and its third-party claims against the individuals and entities who conducted the investment program at issue.

NOTE 3 - Commitments and Contingencies

On March 1, 2001, the Bank was sued by Premier Productions, a former account holder, in the case of Premier Productions vs. Rock Hill Bank & Trust. The account held by Premier was an agency account whose purpose was to provide $1,000,000 in funding for Premier's participation in high yield investments pursuant to a placement agreement between Premier and a third party known as Dipresa Management. According to the complaint, Dipresa promised to pay Premier $50,000 in the event certain investment returns were not realized. While Premier concedes that it received full return of its investment, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000 allegedly guaranteed by Dipresa, plus related damages. Premier is pursuing legal theories that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. The Bank was not a party to the placement agreement or any other documents soliciting any investment by Premier. The Bank believes that the allegations are contrary to the agency agreement with the Bank executed by Premier. The Bank has filed an answer and denied all liability. The case is in the early discovery phase at this time, and the Bank intends to vigorously defend the action. In the opinion of the Bank, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case will not have a material adverse effect on the Company's financial position or results of operations.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 3 - Commitments and Contingencies (continued)

On July 13, 2001, the Bank was sued in the York County, South Carolina, Court of Common Pleas by Blue City, S.A.L., in a case entitled Blue City, S.A.L. vs. Rock Hill Bank & Trust, Gold Star Financial Services, Ltd., and Walkill International, Ltd. The plaintiff contends it entered into an agreement with Gold Star, which required certain funds to be escrowed with RHBT, with return of the funds being guaranteed by Walkill. Blue City asserts the money was improperly disbursed in violation of the Bank's alleged fiduciary duty to Blue City. Blue City contends that this allegedly improper disbursement caused it to lose $80,000, as well as other other financing opportunities valued by the plaintiff at approximately $1 million. Blue City is pursuing three legal theories: breach of contract, breach of fiduciary duty, and fraud. The Bank was not a party to the agreement between Blue City and Goldstar, and it intends to file an answer to the plaintiff's complaint in which it will deny all liability. RHBT's answer is due on September 11, 2001. While the outcome of any legal proceedings cannot be predicted with certainty, the Bank does not believe that its ultimate liability, if any, in connection with this case, will have a material adverse effect on the Company's financial position or results of operations.

Note 4 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2001 and 2000.

                                                                                                Tax
                                                                            Pre-tax          (Expense)        Net-of-tax
                                                                             Amount           Benefit           Amount
                                                                        ----------------- --------------     -------------

For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                  $   28,923       $  (10,157)        $   18,766
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                             -                -                 -
 Net unrealized gains (losses) on securities
                                                                              ----------       ----------         ----------
                                                                                  28,923          (10,157)            18,766
                                                                              ----------       ----------         ----------
Other comprehensive income                                                    $   28,923       $  (10,157)        $   18,766
                                                                              ==========       ==========         ==========

                                                                                                Tax
                                                                            Pre-tax          (Expense)        Net-of-tax
                                                                             Amount           Benefit           Amount
                                                                        ----------------- --------------      ---------------
 For the Six Months Ended June 30, 2000:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                $   (10,806)         $   3,998       $   (6,808)
 Plus: reclassification adjustment for gains (losses)

    realized in net income                                                             -                 -                 -
                                                                              ----------        ----------        ----------
 Net unrealized gains (losses) on securities                                     (10,806)            3,998            (6,808)
                                                                              ----------        ----------        ----------
Other comprehensive income                                                  $    (10,806)        $   3,998       $    (6,808)
                                                                              ==========         =========       ===========


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Comprehensive Income (continued)
-----------------------------

                                                                            Pre-tax        Tax (Expense)      Net-of-tax
                                                                             Amount           Benefit           Amount
                                                                        ----------------- ---------------   ---------------


 For the Three Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                  $    5,818      $   (1,978)        $    3,840
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                             -               -                  -
 Net unrealized gains (losses) on securities
                                                                         ---------------   -------------         ----------
                                                                                   5,818          (1,978)             3,840
                                                                         ---------------   -------------         ----------
Other comprehensive income                                                    $    5,818      $   (1,978)        $    3,840
                                                                         ===============   =============         ==========

                                                                            Pre-tax       Tax (Expense)      Net-of-tax
                                                                             Amount          Benefit           Amount
                                                                        ---------------- ----------------   -------------

 For the Three Months Ended June 30, 2000:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                  $    6,151      $   (2,276)        $    3,875
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                             -               -                 -
                                                                        ----------------  --------------        -----------
 Net unrealized gains (losses) on securities                                       6,151          (2,276)             3,875
                                                                        ----------------  --------------        -----------
Other comprehensive income                                                    $    6,151      $   (2,276)        $    3,875
                                                                        ================  ==============        ===========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

Note 5- Earnings Per Share

Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Net income (loss) per share - diluted is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

                                                                    Six Months Ended                Three Months Ended
                                                                        June 30,                         June 30,
                                                              ------------------------------    ----------------------------
                                                                   2001            2000              2001          2000
                                                              --------------- --------------    ----------------------------
 Net income (loss) per share - basic computation:

 Net income (loss) available to common shareholders           $   (4,275,044) $  1,051,711      $ (5,028,837) $    549,749
                                                              ==============  ============      ============  ============
 Average common shares outstanding - basic                         1,720,928     1,720,928         1,720,928     1,720,928
                                                              ==============  ============      ============  ============
 Net income (loss) per share - basic                          $        (2.48  $       0.61      $      (2.92) $       0.32
                                                              ==============  ============      ============  ============

 Net income (loss) per share - diluted computation:

 Net income (loss) available to common shareholders           $   (4,275,044) $  1,051,711      $ (5,028,837  $    549,749
                                                              ==============  ============      ============  ============
 Average common shares outstanding - basic                         1,720,928     1,720,928         1,720,928     1,720,928
                                                              ==============  ============      ============  ============


 Incremental shares from assumed conversions:
   Stock options                                                           -        15,650                 -        15,120


 Average common shares outstanding - diluted                       1,720,928     1,736,578         1,720,928     1,736,048


 Net income (loss) per share - diluted                        $        (2.48) $       0.61       $     (2.92) $       0.32
                                                              ==============  ============      ============  ============

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2001, net interest income increased $28,570 or
 .83%, to $3,468,253, as compared to $3,439,683 for the same period in 2000. The increase in interest income over the two periods was virtually offset by an increase in interest expense. The net interest margin realized on earning assets decreased from 4.28% for the six months ended June 30, 2000 to 3.47% for the same period in 2001. The interest rate spread also decreased by 75 basis points from 3.55% at June 30, 2000 to 2.80% at June 30, 2001.

Net interest income decreased from $1,778,749 for the quarter ending June 30, 2000 to $1,691,445 for the quarter ending June 30, 2001. This represents a decrease of $87,304, or 4.91%. The decrease is mostly attributable to an increase in interest expense on advances from the Federal Home Loan Bank. This interest expense increased $212,123, or 188.5%, over the quarter ending June 30, 2000. The net interest margin realized on earning assets decreased from 4.37% for the quarter ended June 30, 2000 to 3.41% for the quarter ended June 30, 2000. The interest rate spread also decreased by 83 basis points from 3.58% for the six months ended June 30, 2000 to 2.75% for the six months ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2001, the provision charged to expense was $177,000, as compared to $289,000 for the same period in 2000. We increased our provision in 2000 as a result of the identification of several potential problem loans. While these problems still exist, we believe that the allowance has been funded to cover potential losses associated with these loans. For the quarter ended June 30, 2001 and 2000, the provision charged to expense was $87,000 and $125,000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

-----------------------------------------------------------------

Noninterest Income

Noninterest income during the six months ended June 30, 2001 was $483,384, an increase of $15,779 from $467,605 during the comparable period in 2000. Residential mortgage fee income increased $58,751, or 74.6% to $137,505 for the six months ended June 30, 2001, when compared to the same period in 2000. In addition, service charges on deposit accounts resulted in income of $207,485 during the six months ended June 30, 2001, compared to $154,574 during the comparable period in 2000. These increases were offset by the decrease in income from fiduciary activities of $102,568, or 58.7%, from $174,616 during the six months ended June 30, 2000.

For the quarter ended June 30, 2001, noninterest income decreased $8,269, or 3.32%, from $248,818 for the same period in 2000. The overall decrease related to a decrease in income from fiduciary activities of $70,994 or 74.6% from $95,170 for the same period in 2000. However, residential mortgage fee income increased $26,898, or 63.0%, from $42,706 for the quarter ended June 30, 2000. Service charges on deposit accounts also increased from $78,715 for the quarter ended June 30, 2000 to $109,673 for the quarter ended June 30, 2001.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2001 was $8,660,200, or 444.4% higher than the $1,948,981 amount for the six months ended June 30, 2000. The significant increase was the result of the expense associated with the trust settlement of $7,600,000 to finalize the outstanding claims resulting from the trust lawsuit filed in February 2001. In addition, we expensed $740,063 in legal fees during the six months ended June 30, 2001. Of this total, $662,303 related to the trust lawsuit. Other operating expenses increased $176,541, or 22.2% over the $795,780 for the same period in 2000. Salaries and employee benefits increased from $794,423 for the six months ended June 30, 2000 to $988,373 for the six months ended June 30, 2001. This increase represents normal pay increases and additional staff to assist with our growth.

For the quarter ended June 30, 2001, noninterest expense increased $8,211,911, or 797.0%, over the same period in 2000. As mentioned above, the largest increase between the quarters ended June 30, 2001 and June 30, 2000 was the recording of $7,600,000 to record the trust settlement. In addition, legal expenses increased $446,334, or 1,020.8%, to $490,062 during the quarter ended June 30, 2001. The majority of these legal fees relate to the trust settlement. Other operating expenses increased $91,378, or 22.8% over the $400,995 amount for the three months ended June 30, 2000. Salaries and employee benefits also increased from $430,988 for the quarter ended June 30, 2000 to $506,332 for the quarter ended June 30, 2001. As stated above, this increase represents normal pay increases.

Income Taxes

Due to the expense associated with the trust settlement of $7,600,000 and the associated legal expenses, we incurred a significant net loss and therefore, we recorded an income tax benefit for the six months ended June 30, 2001 of $2,559,500 as opposed to an income tax provision of $617,596 for the same period in 2000. The income tax benefit and income tax provision are based on an effective tax rate of 37%.

For the same reasons as mentioned above, we recorded an income tax benefit for the three months ended June 30, 2001 of $2,368,500 as opposed to an income tax provision of $322,398 for the same period in 2000. The income tax benefit and the income tax provision are based on an effective tax rate of 32% and 37%, in 2001 and 2000, respectively.

Net Income (Loss)

Net income generated from normal operations of the Company were offset by the trust settlement and related legal fees which resulted in the net loss for the six months ended June 30, 2001 of $4,275,044 as compared to net income of $1,051,711 for the same period in 2000. For the quarter ended June 30, 2001, our net loss was $5,028,837 as compared to net income of $549,749 for the quarter ended June 30, 2000. The trust settlement was recorded during the quarter ended June 30, 2001.

-----------------------------------------------------------------

Assets and Liabilities

During the first six months of 2001, total assets increased $16,217,107, or 8.1%, when compared to December 31, 2000. Loans continue to be our primary source of growth in assets, increasing $18,596,393 during the first six months of 2001. Total deposits increased $2,150,535, or 1.3%, from the December
31, 2000 amount of $160,446,969. Within the deposit area, certificates of deposit $100,000 and over increased $14,320,093, or 22.7%, during the first six months of 2001. This increase was offset by a decrease in other time deposits of $13,364,642 from the December 31, 2000 amount to $46,786,360 at June 30, 2001.
In order to fund our loan growth, advances from the Federal Home Loan Bank were increased $13,000,000 to $25,000,000 at June 30, 2001. Advances from the Federal Home Loan Bank will continue to be used as secondary funding source.

Securities Available-for-Sale

Securities available-for-sale decreased from $5,470,765 at December 31, 2000 to $4,018,125 at June 30, 2001. The decrease can be attributed to the calling of four securities during the first six months of the year. The funds from the securities were invested in higher yielding loans. All of our marketable investment securities were designated as available-for-sale at June 30, 2001.

Nonmarketable Equity Securities

Nonmarketable equity securities include the cost of our investments in the stock of the Federal Home Loan Bank of $1,250,000 and $600,000 at June 30, 2001 and December 31, 2000, respectively, and the stock of Community Financial Services, Inc., of $351,794 at June 30, 2001 and December 31, 2000. The increase in the investment in Federal Home Loan Bank stock is required as a result of the increase in borrowings from the Federal Home Loan Bank.

Loans

We continued to experience strong loan growth during the first six months of 2001. Net loans increased $18,455,903, or 12.1%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans, which increased 18.6%, or $17,054,854, from December 31, 2000. Commercial and industrial loans include discounted accounts receivable loans that totaled $6,274,722 at June 30, 2001. Accounts receivable loans decreased $1,051,521, or 14.4%, when compared to December 31, 2000. In addition, real estate - construction loans increased $1,736,731, or 30.0%, during the first six months of 2001. Balances within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                   June 30,       December 31,
                                                    2001              2000
                                               ---------------- ----------------
 Real estate - construction                    $     7,529,495  $      5,792,764
 Real estate - mortgage                             53,200,849        52,809,952
 Commercial and industrial                         108,826,358        91,771,504
 Consumer and other                                  3,827,975         4,414,064

                                               $   173,384,677  $    154,788,284
                                               ===============  ================

-----------------------------------------------------------------

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                            2001             2000
                                                                                     ----------------------------------
 Loans:   Nonaccrual loans                                                                $  2,100,317     $  1,864,690

 Accruing loans more than 90 days past due                                                $          -     $          -

 Loans identified by the internal review mechanism:

    Criticized                                                                            $   294,307      $    41,945

    Classified                                                                            $  1,806,978     $  1,864,690


Activity in the Allowance for Loan Losses is as follows:




                                                                                                   June 30,
                                                                                      ----------------------------------
                                                                                            2001             2000
                                                                                      ----------------------------------

 Balance, January 1,                                                                      $  1,601,539     $  1,226,442
 Provision for loan losses for the period                                                      177,000          289,000
                                                                                         -------------    -------------
Net loans (charged-off) recovered for the period                                               (36,510)         (21,638)
                                                                                         -------------    -------------

   Balance, end of period                                                                $   1,742,029    $   1,493,804
                                                                                         =============    =============

 Gross loans outstanding, end of period                                                   $173,384,677    $ 142,464,356

 Allowance for loan losses to loans outstanding                                                   1.00%            1.05%



-----------------------------------------------------------------

Deposits

At June 30, 2001, our total deposits slightly increased by $2,150,535, or 1.34%, from December 31, 2000. The largest increase was in certificates of deposit greater than $100,000, which increased $14,320,093, or 22.7%, from December 31, 2000 to June 30, 2001. However, other time deposits decreased $13,364,642 to $46,786,360 at June 30, 2001. Brokered deposits increased $3,216,240, or 2.14%, from December 31, 2000 to $42,447,636 at June 30, 2001. We determined that the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits and therefore intend to continue to use these deposits in 2001 to meet funding needs. Interest-bearing checking accounts increased $3,212,331, or 44.8%, to $10,386,542 at June 30, 2001. Expressed in
percentages, noninterest-bearing deposits decreased 10.6% and interest-bearing deposits increased 2.14%.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

                                            June 30,        December 31,
                                             2001               2000
                                         ----------------   --------------

 Noninterest-bearing demand deposits        $  9,036,171      $ 10,101,875
 Interest-bearing demand deposits             10,386,542         7,174,211
 Savings deposits                             19,080,021        20,031,564
 Time deposits $100,000 and over              77,308,410        62,988,317
 Other time deposits                          46,786,360        60,151,002
                                          --------------   ---------------

                                           $ 162,597,504     $ 160,446,969
                                          ==============   ===============
Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $25,000,000 and consisted of the following at June 30, 2001.

    Maturity Date       Call Date     Grant Date Current Rate       Balance
    -------------       ---------     ---------- ------------       -------

       10/11/05         10/11/02       10/11/00      6.26%        $  5,000,000
       01/10/11         01/10/06       01/10/01      5.05            7,000,000
       01/12/11         01/13/03       01/12/01      4.63            5,000,000
       02/01/11         02/01/03       02/01/01      4.78            2,000,000
       02/09/11         02/09/04       02/09/01      5.02            3,000,000
       03/21/11         03/19/04       03/19/01      4.67            3,000,000
                                                                --------------
   Total advances                                                 $ 25,000,000
                                                                ==============

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating $22,464,111 at June 30, 2001 and our investment in Federal Home Loan Bank stock of $1,250,000, which is included in nonmarketable equity securities.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 90.23% at June 30, 2001 and 86.20% at December 31, 2000.

Securities available-for-sale, which totaled $4,018,125 at June 30, 2001, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2001, unused lines of credit totaled $9,931,154.

-----------------------------------------------------------------

Capital Resources

Total shareholders' equity decreased from $18,975,835 at December 31, 2000 to $14,719,557 at June 30, 2001. The net loss for the six months ended June 30, 2001 of $4,275,044 was the primary reason for the decrease. As discussed, the loss was primarily a result of the trust settlement of $7,600,000, and related legal expenses.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2001.

The following table summarizes our risk-based capital at June 30, 2001:

Shareholders' equity                                               $ 14,707,594
Less: intangibles
                                                                             -
Tier 1 capital
                                                                     14,707,594
Plus: allowance for loan losses (1)
                                                                     1,742,029
Total capital                                                     $ 16,449,623
                                                                  ============
Risk-weighted assets                                              $176,698,522
                                                                  ============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                                  8.32%
Total capital (to risk-weighted assets)                                   9.31%
Tier 1 capital (to total average assets)                                  6.99%

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

Part II - Other Information

Item 1. Legal Proceedings

In February 2001, the Bank was named as a defendant in a lawsuit in The United States District Court for the District of South Carolina captioned Samuel R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. v. Rock Hill Bank & Trust and Robert M. Yoffie. Mr. Yoffie is a former Bank trust officer. The plaintiffs in this lawsuit, asserted that they were entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. The plaintiffs generally asserted that they entered into an investment program with persons unrelated to the Bank and that funds to be used in the investment program were deposited in the Bank subject to certain agreements with and powers of attorney held by third parties. Although much of the complaint related to persons or entities other than the Bank, the complaint sought damages from the Bank through various legal theories including breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. On April 2, 2001, the Bank filed an answer denying liability. The Bank asserted a cross-claim against Mr. Yoffie, stating that to the extent, if any, the plaintiffs are permitted to recover from the Bank, the Bank is entitled to be indemnified by Mr. Yoffie. The Bank also brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue. The Bank undertook formal and informal discovery, and participated in lengthy settlement negotiations with the plaintiffs through counsel. Ultimately, the Bank and the plaintiffs reached a compromise settlement of $7.6 million. This settlement is payable in two installments. The first installment of $3.8 million was paid on August 1, 2001. The final installment of $3.8 million is due on August 1, 2002. Interest on the second installment is 3.74% until paid, with no penalty for prepayment. The settlement amount is less than the face amount of the Bank's insurance policies that the Bank believes should cover the loss. Nevertheless, there can be no assurance that the Bank will recover the full amount of the loss from its insurers. Although the Bank is currently in discussions with its insurance carriers, the Bank and insurance carriers have not yet agreed upon the extent to which the claims are covered, and therefore these results do not reflect any recovery the Bank may receive from its insurance carriers. Additionally, the Bank is continuing its cross-claims against Mr. Yoffie and its third-party claims against the individuals and entities who conducted the investment program at issue.

On March 1, 2001, the Bank was sued in the York County, South Carolina, Court of Common Pleas by Premier Productions, a former account holder, in a case entitled Premier Productions vs. Rock Hill Bank & Trust. The account held by Premier was an agency account whose purpose was to provide $1,000,000 in funding for Premier's participation in high yield investments pursuant to a placement agreement between Premier and a third party known as Dipresa Management. According to the complaint, Dipresa promised to pay Premier $50,000 in the event certain investment returns were not realized. While Premier concedes that it received full return of its investment, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000 allegedly guaranteed by Dipresa, plus related damages. Premier is pursuing legal theories that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. The Bank was not a party to the placement agreement or any other documents soliciting any investment by Premier. The Bank believes that the allegations are contrary to the agency agreement with the Bank executed by Premier. The Bank has filed an answer and denied all liability. The case is in the early discovery phase at this time, and the Bank intends to vigorously defend the action. In the opinion of the Bank, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case will not have a material adverse effect on the Company's financial position or results of operations.

On July 13, 2001, the Bank was sued in the York County, South Carolina, Court of Common Pleas by Blue City, S.A.L., in a case entitled Blue City, S.A.L. vs. Rock Hill Bank & Trust, Gold Star Financial Services, Ltd., and Walkill International, Ltd. The plaintiff contends it entered into an agreement with Gold Star, which required certain funds to be escrowed with RHBT, with return of the funds being guaranteed by Walkill. Blue City asserts the money was improperly disbursed in violation of the Bank's alleged fiduciary duty to Blue City. Blue City contends that this allegedly improper disbursement caused it to lose $80,000, as well as other other financing opportunities valued by the plaintiff at approximately $1 million. Blue City is pursuing three legal theories: breach of contract, breach of fiduciary duty, and fraud. The Bank was not a party to the agreement between Blue City and Goldstar, and it intends to file an answer to the plaintiff's complaint in which it will deny all liability. RHBT's answer is due on September 11, 2001. While the outcome of any legal proceedings cannot be predicted with certainty, the Bank does not believe that its ultimate liability, if any, in connection with this case, will have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2001, we held our Annual Meeting of Shareholders for the purpose of electing Class I, Class II and Class III directors to serve for designated terms.

Of the 1,720,928 outstanding shareholders of the Company, the nominees for director received the number of votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company as follows:

                                    Votes         Votes                  Votes Withheld/
                                     For         Against   Abstentions   Broker Nonvotes
                               -------------  ----------   ----------- -----------------

Class III - Three year term
---------------------------
Edwin L. Barnes                   1,518,253         0         21,004           625
Richard S. Powell                 1,518,253         0         21,004           625
Elvin F. Walker                   1,518,253         0         21,004           625
Class II - Two year term
------------------------
Claude W. Burns, III              1,518,253         0         21,004           625
Class I - One year term
-----------------------
Herman E. Honeycutt               1,516,378     1,875         21,004           625

Prior to the shareholders' meeting, Mr. J.A. Ferguson, Jr. resigned as chief executive officer from the Company and the Bank. In connection with his resignation, Mr. Ferguson also declined his nomination for re-election to the Company's board of directors. Pursuant to the terms of the proxy statement for the annual shareholders' meeting, the board of directors had the authority to designate his replacement. Accordingly, the board appointed Herman E. Honeycutt as its nominee to be a Class I director to serve a one-year term, expiring at the 2002 Annual Meeting of Shareholders, and Mr. Honeycutt was elected to this position at the meeting.

Item 6. Exhibits And Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         10.1 Separation Agreement dated May 25, 2001 with J. A. Ferguson, Jr. and the Company.

(b)      Reports on Form 8-K

         The following reports were filed on Form 8-K during the second quarter of 2001.

         99.1 Press release dated May 18, 2001 to announce the resignation of J. A. Ferguson, Jr. from RHBT Financial Corporation and Rock Hill Bank & Trust and the appointment of Herman E. Honeycutt as Chief Executive Officer of the Company and Robert
                  C. Herron as President of the Bank.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 By:      /s/ HERMAN E. HONEYCUTT
                                          --------------------------------------
                                          Herman E. Honeycutt
                                          Chief Executive Officer




Date: August 13, 2001            By:      /s/ PATRICIA M. STONE
                                          --------------------------------------
                                          Patricia M. Stone
                                          Chief Financial Officer