Form 10QSB
period 2001-09-30
RHBT FINANCIAL CORP
filed 2001-11-08
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-QSB

        X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

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

1,720,928 shares of common stock, $.01 par value, issued and outstanding as of October 31, 2001


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                           RHBT FINANCIAL CORPORATION

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000................................3

         Condensed Consolidated Statements of Income -- Nine months ended
           September 30, 2001 and 2000 and Three months ended September 30, 2001 and 2000.................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2001...........................................................................5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000.................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-10

Item 2. Management's Discussion and Analysis or Plan of Operation........................................................11-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................................17-18

Item 6. Exhibits and Reports on Form 8-K.................................................................................18

         (a) Exhibits....................................................................................................18

         (b) Reports on Form 8-K.........................................................................................18



                           RHBT FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets

                                                                            September 30, 2001     December 31, 2000
                                                                            ------------------     -----------------

Assets:                                                                        (Unaudited)
 Cash and cash equivalents:
   Cash and due from banks                                                  $        6,050,309    $        4,468,217
   Federal funds sold and securities purchased under
    agreements to resell                                                            29,966,000            31,653,900
                                                                          --------------------   -------------------
                                                                                    36,016,309            36,122,117
                                                                          --------------------   -------------------
 Investment securities:
   Securities available-for-sale                                                     6,077,812             5,470,765
   Nonmarketable equity securities                                                   1,601,794               951,794
                                                                           -------------------   -------------------
                                                                                     7,679,606             6,422,559

 Loans receivable                                                                  174,451,541           154,788,284
 Less allowance for loan losses                                                     (2,864,576)           (1,601,539)
                                                                           -------------------   -------------------
   Loans, net                                                                      171,586,965           153,186,745

 Accrued interest receivable                                                         1,474,631             1,308,225
 Premises and equipment, net                                                         1,532,063             1,567,900
 Income tax receivable                                                               1,691,059               235,061
 Other assets                                                                          904,610               698,422
                                                                           -------------------   -------------------
     Total assets                                                           $      220,885,243   $       199,541,029
                                                                           ===================   ===================

 Liabilities:
 Deposits:
   Noninterest-bearing                                                      $       10,340,592   $        10,101,875
   Interest-bearing                                                                 11,306,266             7,174,211
   Savings                                                                          23,087,951            20,031,564
   Time deposits $100,000 and over                                                  77,220,855            62,988,317
   Other time deposits                                                              50,972,661            60,151,002
                                                                           -------------------   -------------------
                                                                                   172,928,325           160,446,969
 Securities sold under agreement to repurchase                                       3,191,000             7,113,900
 Advances from the Federal Home Loan Bank                                           25,000,000            12,000,000
 Accrued interest payable                                                              834,456               763,783
 Accrued trust settlement                                                            2,700,000                     -
 Other liabilities                                                                      70,546               240,542
                                                                           -------------------   -------------------
     Total liabilities                                                             204,724,327           180,565,194
                                                                           -------------------   -------------------

 Shareholders' Equity
 Common stock, $ .01 par value; 10,000,000 shares
  authorized, 1,720,928 shares issued and outstanding                                   17,208                17,208
 Capital surplus                                                                    15,383,930            15,383,930
 Retained earnings                                                                     709,200             3,581,500
 Accumulated other comprehensive income (loss)                                          50,578                (6,803)
                                                                           -------------------   -------------------
     Total shareholders' equity                                                     16,160,916            18,975,835
                                                                           -------------------   -------------------
      Total liabilities and shareholders' equity                           $       220,885,243   $       199,541,029
                                                                           ===================   ===================


      See notes to condensed financial statements.


                           RHBT FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                    Nine Months Ended September 30,         Three Months Ended September 30,
                                                  ---------------------------------        --------------------------------
                                                        2001                2000                2001            2000
                                                        ----                ----                ----            ----

   Loans, including fees                             $ 11,422,763  $     10,062,957       $ 3,744,248  $     3,668,916
   Investment securities, taxable                         187,590           317,958            62,206          103,574
   Nonmarketable equity securities                         76,218            32,507            25,063            9,975
   Federal funds sold and securities
    purchased under agreements to resell                  989,393           804,408           258,463          202,420
                                                      -----------  ----------------       -----------  ---------------
     Total                                             12,675,964        11,217,830         4,089,980        3,984,885
                                                      -----------  ----------------       -----------  ---------------

 Interest expense
   Deposit accounts                                     6,377,391         5,393,718         1,978,342        1,969,683
   Securities sold under agreements to
    repurchase                                            155,886           254,938            28,390           82,880
   Advances from the Federal Home
    Loan Bank                                             919,395           344,860           328,209          137,018
                                                      -----------  ----------------       -----------  ---------------
     Total                                              7,452,672         5,993,516         2,334,941        2,189,581
                                                      -----------  ----------------       -----------  ---------------

 Net interest income                                    5,223,292         5,224,314         1,755,039        1,795,304
 Provision for loan losses                              1,298,000           404,000         1,121,000          115,000
                                                      -----------  ----------------       -----------  ---------------

Net interest income after provision
  for loan losses                                       3,925,292         4,820,314           634,039        1,680,304
                                                      -----------  ----------------       -----------  ---------------

 Other income
   Service charges on deposit accounts                    292,068           244,517            84,583           89,943
   Other charges, commissions and fees                    101,687           103,357            35,341           33,023
   Residential mortgage organizational fees               195,793           129,654            58,288           50,900
   Income from fiduciary activities                        89,558           243,825            17,510           69,209
                                                      -----------  ----------------       -----------  ---------------
     Total                                                679,106           721,353           195,722          243,075
                                                      -----------  ----------------       -----------  ---------------
 Other expense
   Salaries and employee benefits                       1,503,554         1,235,654           515,181          441,231
   Occupancy expense                                      479,807           463,379           171,383          155,521
   Legal expenses                                         126,096            30,789            48,335          (20,132)
   Lawsuit expenses                                     5,680,949                 -        (2,581,353)               -
   Other operating expenses                             1,417,447         1,324,240           445,126          528,461
                                                      -----------  ----------------       -----------  ---------------
   Total                                                9,207,853         3,054,062        (1,401,328)       1,105,081
                                                      -----------  ----------------       -----------  ---------------
 Income (loss) before income taxes                     (4,603,455)        2,487,605         2,231,089          818,298
 Income tax expense (benefit)                          (1,731,155)          920,506           828,345          302,910
                                                      -----------  ----------------       -----------  ---------------
 Net income (loss)                                    $(2,872,300) $      1,567,099       $ 1,402,744  $       515,388
                                                      ===========  ================       ===========  ===============

 Basic net income (loss) per share                    $     (1.67) $           0.91       $      0.82  $          0.30
 Diluted net income (loss) per share                  $     (1.67) $           0.90       $      0.82  $          0.30



                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
               Income for the nine months ended September 30, 2001
                                   (Unaudited)


                           Common Stock                                              Accumulated Other
                     -------------------------         Capital          Retained        Comprehensive
                        Shares         Amount          Surplus          Earnings            Income        Total
                      -------         -------         --------         ---------           -------        -----


Balance,                1,720,928     $  17,208      $  15,383,930     $ 3,581,500      $  (6,803)     $ 18,975,835
 December 31, 2000

 Net income (loss)                                                      (2,872,300)                      (2,872,300)
  for the period

 Other comprehensive
  income, net of
  tax $31,229                                                                              57,381            57,381
                                                                                                       ------------

 Comprehensive income                                                                                    (2,814,919)
                       ----------     ---------      -------------      ----------      ---------      ------------
 Balance,
  September 30, 2001    1,720,928     $  17,208      $  15,383,930      $  709,200      $  50,578      $ 16,160,916
                       ==========     =========      =============      ==========      =========      ============



                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2001                   2000
                                                                                     ----                   ----

 Cash flows from operating activities:
   Net income (loss)                                                            $ (2,872,300)         $      1,567,099
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                   214,510                   187,935
     Provision for loan losses                                                     1,298,000                   404,000
     Accretion and premium amortization                                              (18,437)                  (11,212)
     Amortization of net loan fees and costs                                          45,243                    42,135
     Amortization of organizational costs                                                  -                    14,275
     Increase in interest receivable                                                (166,406)                 (438,229)
     Increase in interest payable                                                     70,673                    65,537
     Loss on sale of other real estate                                                22,092                         -
     Increase decrease in other assets                                              (210,183)                  (53,441)
     (Increase) decrease in other liabilities                                       (197,230)                   65,913
     Income tax refunds receivable                                                (1,691,059)                        -
     Accrued trust losses                                                          7,235,400                         -
     Payments of trust losses                                                     (4,535,400)                        -
                                                                                 -----------              ------------
     Net cash provided (used) by operating activities                               (805,097)                1,844,012
                                                                                 -----------              ------------
 Cash flows from investing activities:
   Purchases of securities available-for-sale                                     (6,000,000)               (1,962,754)
   Maturities of securities available-for-sale                                     5,500,000                 3,915,000
   Net increase in loans made to customers                                       (19,747,814)              (31,794,232)
   Purchases of premises and equipment                                              (178,673)                 (137,971)
   Proceeds from sales of other real estate                                          217,320                         -
   Purchase of Federal Home Loan Bank Stock                                         (650,000)                 (190,000)
                                                                                 -----------              ------------
   Net cash used by investing activities                                         (20,859,167)              (30,169,957)
                                                                                 -----------              ------------
 Cash flows from financing activities:
   Net increase (decrease) in demand deposits, interest-bearing transaction
    accounts and savings accounts                                                  7,427,159                (2,189,696)
   Net increase in certificates of deposit and other time deposits                 5,054,197                43,488,897
   Net decrease in securities sold under agreements to repurchase                 (3,922,900)               (4,075,000)
   Advances from Federal Home Loan Bank                                           13,000,000                         -
                                                                                 -----------              ------------
   Net cash provided by financing activities                                      21,558,456                37,224,201
                                                                                 -----------              ------------

 Net increase (decrease) in cash and  cash equivalents                              (105,808)                8,898,256
 Cash and cash equivalents, beginning                                             36,122,117                20,105,173
                                                                                ------------              ------------

 Cash and cash equivalents, ending                                               $36,016,309              $ 29,003,429
                                                                                ============              ============

                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 2000 Annual Report.

Note 2 - Commitments and Contingencies

The Bank was named as a defendant in a lawsuit captioned Samuel R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. v. Rock Hill Bank & Trust and Robert M. Yoffie. Mr. Yoffie is a former Bank trust officer. The referenced lawsuit, filed on or about February 14, 2001, asserted that plaintiffs were entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. The plaintiffs generally asserted that they entered into an investment program with persons unrelated to the Bank and that funds to be used in the investment program were deposited in the Bank subject to certain agreements with and powers of attorney held by third parties. Although much of the complaint related to persons or entities other than the Bank, the complaint sought damages from the Bank through various legal theories including breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. On April 2, 2001, the Bank filed an answer to the complaint in which it denied any and all liability, and in which it asserted counterclaims against the plaintiffs and the principals of the plaintiff entities. The Bank also asserted a cross-claim against Mr. Yoffie, stating that to the extent, if any, the plaintiffs are permitted to recover from the Bank, the Bank is entitled to be indemnified by Mr. Yoffie. Finally, the Bank brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue. The Bank also made demand on its two insurance carriers.

Ultimately, the Bank and the plaintiffs reached a compromise settlement of $7.6 million. This settlement was structured with payment in two installments. The first installment of $3.8 million was paid on August 1, 2001. The final installment of $3.8 million was to be due on August 1, 2002, with interest accruing on the second installment at 3.74%. In September and October 2001, the Bank negotiated with the former plaintiffs for a waiver of interest and a reduction to the settlement balance remaining due, in exchange for early payment by the Bank. As a result, the Bank was able to reduce its obligation from $3.8 million plus one year's interest at 3.74%, to $3.425 million. On October 23, 2001, the Bank concluded its obligation to the former plaintiffs by paying the outstanding sum due, as reduced by negotiation. This made the total settlement amount paid by the Bank $7.225 million.

Also in October 2001, the Bank reached a settlement with its insurer, St. Paul Insurance Company, regarding the Bank's claims under its $3 million insurance policy with St. Paul. Under the terms of this settlement, the Bank recovered from St. Paul $2.2 million. The Bank is currently in discussions with The Fidelity & Deposit Companies (F&D), which issued to the Bank a $5 million fidelity bond, which the Bank believes is applicable to the present loss. At this time, F&D has neither accepted nor rejected the Bank's claim for any or all of its loss.

The Bank has now been realigned by the United States District Court as plaintiff in this lawsuit. It is pursuing claims and seeking recovery against Mr. Yoffie and numerous other individuals and entities who conducted the investment program at issue. Any recovery the Bank receives from F&D or in its suit against the former trust officer and the other defendants will be recorded in the quarter in which it is received. Therefore, the Bank's ultimate net loss relating to the Anthony litigation may not be known for some time.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Commitments and Contingencies -- continued

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

On July 13, 2001, the Bank was sued in the York County, South Carolina, Court of Common Pleas by Blue City, S.A.L., in a case entitled Blue City, S.A.L. vs. Rock Hill Bank & Trust, Gold Star Financial Services, Ltd., and Walkill International, Ltd. The plaintiff contends it entered into an agreement with Gold Star, which required certain funds to be escrowed with RHBT, with return of the funds being guaranteed by Walkill. Blue City asserts the money was improperly disbursed in violation of the Bank's alleged fiduciary duty to Blue City. Blue City contends that this allegedly improper disbursement caused it to lose $80,000, as well as other financing opportunities valued by the plaintiff at approximately $1 million. Blue City is pursuing three legal theories: breach of contract, breach of fiduciary duty, and fraud. The Bank was not a party to the agreement between Blue City and Goldstar. The Bank has filed an answer and denied all liability. The Bank also has asserted third-party claims against its former trust officer, Robert Yoffie, and against Gold Star Financial's principal, David Dunbar. The case is in the early discovery phase at this time, and the Bank intends to vigorously defend the action. In the opinion of the Bank, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case will not have a material adverse effect on the Company's financial position or results of operations.

Note 3 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2001 and 2000.

                                                     Pre-tax        (Expense)    Net-of-tax
                                                      Amount         Benefit       Amount
                                                   ------------- ------------- ------------


For the Nine Months Ended September 30, 2001:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising
    during the period                                 $  88,610       $  (31,229)  $  57,381
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                    -                -           -
                                                      ---------       ----------   ---------

      Net unrealized gains (losses) on securities        88,610          (31,229)     57,381
                                                      ---------       ----------   ---------
   Other comprehensive income                         $  88,610       $  (31,229)  $  57,381
                                                      =========       ==========   =========

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Comprehensive Income -- continued

                                                                            Pre-tax          (Expense)        Net-of-tax
                                                                             Amount           Benefit           Amount
                                                                        ----------------- ----------------   ----------------


For the Nine Months Ended September 30, 2000:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                 $    32,359      $   (11,973)       $    20,386
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                             -                -                  -
                                                                             -----------      -----------        -----------
      Net unrealized gains (losses) on securities                                 32,359          (11,973)            20,386
                                                                             -----------      -----------        -----------
   Other comprehensive income                                                $    32,359      $   (11,973)       $    20,386
                                                                             ===========      ============       ===========




                                                                           Pre-tax          (Expense)        Net-of-tax
                                                                            Amount           Benefit           Amount
 For the Three Months Ended September 30, 2001:                        ----------------- ----------------   ----------------
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                 $   (59,688)     $    21,072        $   (38,616)
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                             -                -                  -
                                                                             -----------      -----------        -----------
      Net unrealized gains (losses) on securities                                (59,688)          21,072            (38,616)
                                                                             -----------      -----------        -----------
   Other comprehensive income                                                $   (59,688)     $    21,072        $   (38,616)
                                                                             ===========      ===========        ===========




                                                                             Pre-tax          (Expense)        Net-of-tax
                                                                              Amount           Benefit           Amount
 For the Three Months Ended September 30, 2000:                          ----------------- ----------------   ----------------

 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                 $   43,165       $  (15,971)        $   27,194
 Plus: reclassification adjustment for gains (losses)                        ----------       ----------         ----------
    realized in net income                                                            -                -                  -
   Net unrealized gains (losses) on securities                                   43,165          (15,971)            27,194
                                                                             ----------       ----------         ----------
   Other comprehensive income                                                $   43,165       $  (15,971)        $   27,194
                                                                             ==========       ==========         ==========


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

                                                                    Nine Months Ended               Three Months Ended
                                                                      September 30,                    September 30,
                                                              ------------------------------    ----------------------------
                                                                    2001            2000              2001          2000
                                                              --------------- --------------    ----------------------------

 Net income (loss) per share - basic computation:

 Net income (loss) available to common shareholders             $(2,872,300)     $1,567,099        $1,402,744     $ 515,388
                                                                ===========      ==========        ==========     =========

 Average common shares outstanding - basic                        1,720,928       1,720,928         1,720,928     1,720,928
                                                                ===========      ==========        ==========     =========


 Net income (loss) per share - basic                            $     (1.67)     $     0.91         $    0.82     $    0.30
                                                                ===========      ==========        ==========     =========

 Net income per share - diluted computation:

 Net income (loss) available to common shareholders             $(2,872,300)     $1,567,099        $1,402,744     $ 515,388
                                                                ===========      ==========        ==========     =========

 Average common shares outstanding - basic                        1,720,928       1,720,928         1,720,928     1,720,928
                                                                -----------      ----------        ----------     ---------


 Incremental shares from assumed conversions:
   Stock options                                                          -          18,654                -         24,208
                                                                -----------      ----------        ----------     ---------
 Average common shares outstanding - diluted                      1,720,928       1,739,582         1,720,928     1,745,136



 Net income (loss) per share - diluted                          $     (1.67)     $     0.90        $     0.82     $    0.30
                                                                ===========      ==========        ==========     =========


                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of the Company's financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Results of Operations

In the following discussion, we have stated our operating results both before and after taking into account the cost of defending and settling the Anthony lawsuit, which was filed earlier this year against the Bank and a former trust officer relating to actions taken by our former trust officer. As noted in Note 2 to the financial statements and under the heading "Legal Proceedings," below, we have undertaken a three-step strategy to respond to the Anthony litigation. First, as we have previously announced, we settled with the Anthony group to the extent of their claims against the Bank, agreeing to pay the Anthony group $7.6 million in two installments. We paid the first installment of $3.8 million on August 1, 2001. The final installment of $3.8 million was due on August 1, 2002. However, at the Anthony group's request, we paid a portion of this second installment in August and the remainder in late October, at a discount to the face amount. Second, we are seeking to recover a portion of our loss from our insurance carriers. We have also reached a settlement of $2.2 million with one of our two insurance carriers, which is reflected in our third quarter financial statements. We are continuing discussions with our other carrier on a $5 million policy. Third, we are pursuing claims against our former trust officer and the other defendants to recover the remaining loss to the Bank. Of course, there can be no assurance that we will recover the full amount of our loss relating to this litigation.

Through September 30, 2001, the total cost attributable to the Anthony lawsuit is approximately $7.9 million, which includes legal fees. This amount is offset by the partial insurance reimbursement of $2.2 million, which reduces our net cost of the litigation through September 30, 2001 to $5.7 million, as indicated in a separate line item in the consolidated statements of income. In addition, as of September 30, 2001, we reflected a balance due to the Anthony group of $2.7 million. As noted above, we paid this amount in full on October 23, 2001. Any recovery we receive from our second insurance carrier or in our suit against the former trust officer and the other defendants will be recorded in the quarter in which it is received. Therefore, our ultimate net loss relating to the Anthony litigation may not be known for some time. For this reason, we will continue to report operating results both before and after taking into account the cost of the Anthony lawsuit until the matter is concluded.

Net Interest Income

For the nine months ended September 30, 2001, net interest income decreased $1,022, or .02%, to $5,223,292 as compared to $5,224,314 for the same period in 2000. The volume of interest earning assets increased proportionately to the increase in interest bearing liabilities between the nine months ended September 30, 2001 and the nine months ended September 30, 2000. However, the yield on earning assets decreased 82 basis points while the yield on interest bearing liabilities decreased by only 22 basis points. The net interest margin realized on earning assets decreased from 4.81% for the nine months ended September 30, 2000 to 3.41% for the same period in 2001. The interest rate spread also decreased by 61 basis points from 3.41% at September 30, 2000 to 2.80% at September 30, 2001.

                           RHBT FINANCIAL CORPORATION

-----------------------------------------------------------------

Net interest income decreased from $1,795,304 for the quarter ending September 30, 2000 to $1,755,039 for the quarter ending September 30, 2001. This represents a decrease of $40,265, or 2.24%. The net interest margin realized on earning assets decreased from 4.22% for the quarter ended September 30, 2000 to 3.34% for the quarter ended September 30, 2001. The interest rate spread also decreased by 51 basis points from 3.33% at September 30, 2000 to 2.82% at September 30, 2001.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2001, the provision charged to expense was $1,298,000, as compared to $404,000 for the same period in 2000. For the quarter ended September 30, 2001 and 2000, the provision charged to expense was $1,121,000 and $115,000, respectively. The significant increase in the provision for loan losses for the quarter ended September 30, 2001 was primarily attributable to a single borrower. Loans to this one borrower totaled $1,706,978 at September 30, 2001. We are attempting to work out this problem loan situation, and, we believe that our exposure will not exceed $1,000,000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance and our exposure on any particular loan is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2001 was $679,106, a decrease of $42,247 from $721,353 during the comparable period in 2000. The decrease was primarily affected by the decrease in income from fiduciary activities of $154,267, or 63.27%, from $243,825 during the nine months ended September 30, 2000. However, residential mortgage fee income increased $66,139, or 51.01%, to $195,793 for the nine months ended September 30, 2001. In addition, service charges on deposit accounts resulted in income of $292,068 during the nine months ended September 30, 2001, compared to $244,517 during the comparable period in 2000.

For the quarter ended September 30, 2001, noninterest income decreased $47,353, or 19.48%, from $243,075 for the same period in 2000. The overall decrease related to a decrease in income from fiduciary activities of $51,699, or 74.70%, from $69,209 for the same period in 2000. However, residential mortgage fee income increased $7,388 or 14.51% from $50,900 for the quarter ended September 30, 2000 to $58,288 for the quarter ended September 30, 2001.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2001 was $9,207,853, or 201.50%, higher than the $3,054,062 amount for the nine months ended September 30, 2000. The significant increase was mainly attributable to expenses associated with the trust settlement of $5,680,949, net of insurance refunds of $2.2 million. In addition, salaries and employee benefits increased from $1,235,654 for the nine months ended September 30, 2000 to $1,503,554 for the nine months ended September 30, 2001. This increase represents additional staff to assist with the growth of the Bank and normal pay increases.

Excluding lawsuit expenses and net of insurance refunds and other adjustments that were accrued in the quarter ended September 30, 2001, noninterest expense increased $74,944, or 6.78%, over the same period in 2000. Salaries and employee benefits increased from $441,231 for the quarter ended September 30, 2000 to $515,181 for the quarter ended September 30, 2001. As stated above, this increase is attributable to growth and normal pay increases.

                           RHBT FINANCIAL CORPORATION

-----------------------------------------------------------------

Income Taxes

Due to the expense associated with the trust settlement and the related legal expenses, we incurred a significant net loss and, therefore, we recorded an income tax benefit for the nine months ended September 30, 2001 of $1,731,155 as opposed to an income tax provision of $920,506 for the same period in 2000. The income tax benefit and income tax provision are based on an effective tax rate of 37%.

We recorded an income tax provision for the three months ended September 30, 2001 of $828,345 representing an increase of $525,435 for the same period in 2000. The significant increase is attributable to the income tax expense associated with the $2.2 million insurance reimbursement recorded during the quarter. The income tax provisions are based on an effective tax rate of 37%.

Net Income (Loss)

Net income for the nine months ended September 30, 2001 was $1,336,698 before taking into account the expenses, net of income taxes, relating to the Anthony lawsuit and the additional loan loss provision related to the problem loans discussed above. Including these expenses, we realized a net loss of $2,872,300 for the nine months ended September 30, 2001, compared to a net income of $1,567,099 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001 we recorded net income of $1,402,744, as compared to $515,388 for the same quarter a year ago. However, as discussed above, this quarter included $2,200,000 in insurance reimbursements and other adjustments related to the Anthony lawsuit as well as the additional $1,000,000 funding of the loan loss provision.

Assets and Liabilities

During the first nine months of 2001, total assets increased $21,344,214, or 10.70%, when compared to December 31, 2000. Loans continue to be our primary source of growth in assets, increasing $19,663,257 during the first nine months of 2001. Total deposits also increased $12,481,356, or 7.78%, from the December 31, 2000 amount of $160,446,969. Within the deposit area, certificates of deposit $100,000 and over increased $14,232,538, or 22.60%, during the first nine months of 2001. In order to fund our loan growth, advances from the Federal Home Loan Bank were increased $13,000,000 to $25,000,000 at September 30, 2001. Advances from the Federal Home Loan Bank will continue to be used as secondary funding source.

Investment Securities

Investment securities increased from $6,422,559 at December 31, 2000 to $7,679,606 at September 30, 2001. All of our marketable investment securities were designated as available-for-sale and totaled $6,077,812 at September 30, 2001. Nonmarketable equity securities include the cost of our investments in the stock of the Federal Home Loan Bank of $1,250,000 and $600,000 at September 30, 2001 and December 31, 2000, respectively, and the stock of Community Financial Services, Inc., of $351,794 at September 30, 2001 and December 31, 2000. The increase in the investment in Federal Home Loan Bank stock is required as a result of the increase in borrowings from the Federal Home Loan Bank.

                           RHBT FINANCIAL CORPORATION

-----------------------------------------------------------------

Loans

The Company continued its trend of growth during the first nine months of 2001, especially in the loan area. Net loans increased $18,400,220, or 11.28%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans, which increased 23.05%, or $21,150,395, from December 31, 2000. Commercial and industrial loans include discounted accounts receivable loans that totaled $6,283,471 at September 30, 2001. This represents a decrease of $1,042,773 or 14.23%, when compared to December 31, 2000. Also, real estate - construction loans increased $1,188,701, or 20.52% during the first nine months of 2001. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:

                                         September 30,     December 31,
                                             2001              2000
                                        ---------------- -----------------

 Real estate - construction             $     6,981,465      $   5,792,764
 Real estate - mortgage                      51,047,295         52,809,952
 Commercial and industrial                  112,921,899         91,771,504
 Consumer and other                           3,500,882          4,414,064
                                        ---------------      -------------

                                        $   174,451,541      $ 154,788,284
                                        ===============      =============


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                        September 30,         December 31,
                                                                                      ------------------  ----------------
                                                                                            2001                 2000
                                                                                      -----------------   -----------------

 Loans:   Nonaccrual loans                                                            $      2,104,593     $  1,864,690

 Accruing loans more than 90 days past due                                            $              -     $          -

 Loans identified by the internal review mechanism:

    Criticized                                                                        $        291,784     $  1,915,343

    Classified                                                                        $      1,806,978     $          -


Activity in the Allowance for Loan Losses is as follows:

                                                                                                  September 30,
                                                                                      ----------------------------------
                                                                                            2001               2000
                                                                                      ---------------  -----------------

 Balance, January 1,                                                                  $     1,601,539     $  1,226,442
 Provision for loan losses for the period                                                   1,298,000          404,000
 Net loans (charged-off) recovered for the period                                             (34,963)         (94,303)
                                                                                      ---------------     ------------

   Balance, end of period                                                             $     2,864,576     $  1,536,139
                                                                                      ===============     ============

 Gross loans outstanding, end of period                                               $   174,451,541     $ 150,366,961

 Allowance for loan losses to loans outstanding                                                  1.64%            1.02%


                           RHBT FINANCIAL CORPORATION

-----------------------------------------------------------------

Deposits

At September 30, 2001, total deposits increased by $12,481,356, or 7.78%, from December 31, 2000. The largest increase was in time deposits $100,000 and over, which increased $14,232,538, or 22.60%, from December 31, 2000 to September 30, 2001. Other time deposits, which include brokered deposits, decreased $9,178,341, or 15.26%, from December 31, 2000 to September 30, 2001. Brokered deposits increased $1,775,261, or 4.44%, from December 31, 2000 to $41,787,000 at September 30, 2001. Expressed in percentages, noninterest-bearing deposits increased 2.36% and interest-bearing deposits increased 8.14%.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:

                                             September 30,      December 31,
                                                 2001               2000
                                           ------------------  ----------------

 Noninterest-bearing demand deposits       $     10,340,592      $  10,101,875
 Interest-bearing demand deposits
                                                 11,306,266          7,174,211
 Savings deposits                                23,087,951         20,031,564
 Time deposits $100,000 and over                 77,220,855         62,988,317
 Other time deposits                             50,972,661         60,151,002
                                           ----------------      -------------

                                               $172,928,325      $ 160,446,969
                                           ================      =============

Advances from the Federal Home Loan Bank totaled $25,000,000 and consisted of the following at September 30, 2001.

 Maturity Date        Call Date     Grant Date    Current Rate     Balance
 -------------        ---------     ----------    ------------     -------

   10/11/05           10/11/02       10/11/00         6.26%      $  5,000,000
   01/10/11           01/10/06       01/10/01         5.05          7,000,000
   01/12/11           01/13/03       01/12/01         4.63          5,000,000
   02/01/11           02/01/03       02/01/01         4.78          2,000,000
   02/09/11           02/09/04       02/09/01         5.02          3,000,000
   03/21/11           03/19/04       03/19/01         4.67          3,000,000

   Total advances                                                $ 25,000,000
                                                                 ============

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating $25,981,499 at September 30, 2001 and our investment in Federal Home Loan Bank stock of $1,250,000, which is included in nonmarketable equity securities.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 86.74% at September 30, 2001 and 86.20% at December 31, 2000.

Securities available-for-sale, which totaled $6,077,812 at September 30, 2001, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2001, unused lines of credit totaled $14,241,050.

                           RHBT FINANCIAL CORPORATION

-----------------------------------------------------------------

Capital Resources

Total shareholders' equity decreased from $18,975,835 at December 31, 2000 to $16,160,916 at September 30, 2001. The decrease is primarily a result of the net loss for the period of $2,872,300, which relates to our settlements to date in the Anthony lawsuit. We also recognized a positive change in the valuation allowance on securities of $57,381 during the period.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2001.

The following table summarizes our risk-based capital at September 30, 2001:

Shareholders' equity                                $    16,160,916
Less: intangibles                                                 -
                                                    ---------------
Tier 1 capital                                           16,160,916
Plus: allowance for loan losses (1)                       2,259,536
                                                    ---------------
Total capital                                       $    18,420,452
Risk-weighted assets                                $   180,762,914

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                      8.94%
Total capital (to risk-weighted assets)                      10.19%
Tier 1 capital (to total average assets)                      7.46%

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

                           RHBT FINANCIAL CORPORATION


Part II - Other Information

Item 1. Legal Proceedings

The Bank was named as a defendant in a lawsuit captioned Samuel R. Anthony, SR Anthony and Associates, Inc., Blue Wall Limited, Red Wall Limited, Lo Castro Associates, and Nana, Ltd. f/k/a Maricopa, Ltd. v. Rock Hill Bank & Trust and Robert M. Yoffie. Mr. Yoffie is a former Bank trust officer. The referenced lawsuit, filed on or about February 14, 2001, asserted that plaintiffs were entitled to recover some $9.5 million deposited in an agency account in the Bank's trust department plus related damages. The plaintiffs generally asserted that they entered into an investment program with persons unrelated to the Bank and that funds to be used in the investment program were deposited in the Bank subject to certain agreements with and powers of attorney held by third parties. Although much of the complaint related to persons or entities other than the Bank, the complaint sought damages from the Bank through various legal theories including breach of contract, breach of fiduciary duty, fraud and negligent misrepresentation. On April 2, 2001, the Bank filed an answer to the complaint in which it denied any and all liability, and in which it asserted counterclaims against the plaintiffs and the principals of the plaintiff entities. The Bank also asserted a cross-claim against Mr. Yoffie, stating that to the extent, if any, the plaintiffs are permitted to recover from the Bank, the Bank is entitled to be indemnified by Mr. Yoffie. Finally, the Bank brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue. The Bank also made demand on its two insurance carriers. Ultimately, the Bank and the plaintiffs reached a compromise settlement of $7.6 million. This settlement was structured with payment in two installments. The first installment of $3.8 million was paid on August 1, 2001. The final installment of $3.8 million was to be due on August 1, 2002, with interest accruing on the second installment at 3.74%. In September and October 2001, the Bank negotiated with the former plaintiffs for a waiver of interest and a reduction to the settlement balance remaining due, in exchange for early payment by the Bank. As a result, the Bank was able to reduce its obligation from $3.8 million plus one year's interest at 3.74%, to $3.425 million. On October 23, 2001, the Bank concluded its obligation to the former plaintiffs by paying the outstanding sum due, as reduced by negotiation. This made the total settlement amount paid by the Bank $7.225 million.

Also in October 2001, the Bank reached a settlement with its insurer, St. Paul Insurance Company, regarding the Bank's claims under its $3 million insurance policy with St. Paul. Under the terms of this settlement, the Bank recovered from St. Paul $2.2 million. The Bank is currently in discussions with The Fidelity & Deposit Companies, which issued to the Bank a $5 million fidelity bond, which the Bank believes is applicable to the present loss. At this time, F&D has neither accepted nor rejected the Bank's claim for any or all of its loss.

The Bank has now been realigned by the United States District Court as plaintiff in this lawsuit. It is pursuing claims and seeking recovery against Mr. Yoffie and numerous other individuals and entities who conducted the investment program at issue. Any recovery the Bank receives from F&D or in its suit against the former trust officer and the other defendants will be recorded in the quarter in which it is received. Therefore, the Bank's ultimate net loss relating to the Anthony litigation may not be known for some time.

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

                           RHBT FINANCIAL CORPORATION

Part II - Other Information

Item 1. Legal Proceedings -- continued

On July 13, 2001, the Bank was sued in the York County, South Carolina, Court of Common Pleas by Blue City, S.A.L., in a case entitled Blue City, S.A.L. vs. Rock Hill Bank & Trust, Gold Star Financial Services, Ltd., and Walkill International, Ltd. The plaintiff contends it entered into an agreement with Gold Star, which required certain funds to be escrowed with RHBT, with return of the funds being guaranteed by Walkill. Blue City asserts the money was improperly disbursed in violation of the Bank's alleged fiduciary duty to Blue City. Blue City contends that this allegedly improper disbursement caused it to lose $80,000, as well as other financing opportunities valued by the plaintiff at approximately $1 million. Blue City is pursuing three legal theories: breach of contract, breach of fiduciary duty, and fraud. The Bank was not a party to the agreement between Blue City and Goldstar. The Bank has filed an answer and denied all liability. The Bank also has asserted third-party claims against its former trust officer, Robert Yoffie, and against Gold Star Financial's principal, David Dunbar. The case is in the early discovery phase at this time, and the Bank intends to vigorously defend the action. In the opinion of the Bank, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case will not have a material adverse effect on the Company's financial position or results of operations.


Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as part of this report: Not applicable.

Reports on Form 8-K

(b) The following reports were filed on Form 8-K during the quarter ended September 30, 2001.

         99.2 Press release dated July 18, 2001 to announce the settlement of Rock Hill Bank and Trust with plaintiffs.

Items 2, 3, 4, and 5 are not applicable.

                           RHBT FINANCIAL CORPORATION


                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                     By:      /s/ HERMAN E. HONEYCUTT
                                              ----------------------------
                                              Herman E. Honeycutt
                                              Chief Executive Officer




Date: November 6, 2001               By:      /s/ PATRICIA M. STONE
                                              ----------------------------
                                              Patricia M. Stone
                                              Chief Financial Officer