Form 10KSB
period 2001-12-31
RHBT FINANCIAL CORP
filed 2002-03-22
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to

                          Commission file no. 000-26905

                           RHBT FINANCIAL CORPORATION
        ---------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             South Carolina                          58-2482426
            ----------------                        ------------
      (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization)            Identification No.)

          249 East Main Street
        Rock Hill, South Carolina                      29730
       ---------------------------                    --------
(Address of Principal Executive Offices)             (Zip Code)

                                 (803) 324-2500
                 Issuer's Telephone Number, Including Area Code

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
Yes   X           No
      --            --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2002 is $15,629,679. This calculation is based upon an estimate of the fair market value of the Common Stock of $13.50 per share, which was the price of the last trade on The Nasdaq National Market prior to this date.

There were 1,720,928 shares of the Company's common stock issued and outstanding as of the record date, March 1, 2002.

    Transitional Small Business Disclosure Format.(Check one):  Yes     No   X
                                                                    --       --

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's 2001 Annual Report                     Part II
Portions of the company's Proxy Statement for the 2002 Annual
  Meeting of Shareholders                                        Part III

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

         In addition to the other risks identified in this Form 10-KSB and our other SEC filings from time to time, we face the following risks:

We face a risk of loss from litigation.

         We were sued in three separate lawsuits in 2001 involving allegations relating to our trust department and our former trust officer. See "Item 3:
Legal Proceedings." We settled the claims against us in one of these cases and are defending the other two matters vigorously. However, there is a risk that we may suffer losses from this litigation, or that we may face other litigation relating to our trust department and former trust officer. We also recovered approximately $7.2 million from our insurance carriers in connection with our losses on the suit we settled. There is a risk that our cost of insurance may increase, or that we may have trouble obtaining adequate insurance in the future.

An economic downturn, especially one affecting York County, South Carolina, could reduce our customer base, our level of deposits, and the demand for our financial products such as loans.

         An economic downturn would likely cause a deterioration in the quality of our loan portfolio and may reduce the level of deposits in the bank, which would affect our business. Interest received on loans represented approximately 91% of our interest income for the year ended December 31, 2001. If an economic downturn occurs in the economy as a whole, or in our service area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. It appears to us that the terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. We intend to closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Changes in interest rates may reduce our profitability.

         Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest expenses on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.

         As of December 31, 2001, we had a cumulative one-year negative gap position of 6.67 % of total interest-bearing assets. With a negative gap position, the rates on our interest-bearing liabilities will likely adjust to changes in market interest rates at a faster rate than the yields on our interest-earning assets. Although we have recently experienced an environment of falling interest rates, a rapid economic recovery and a resultant rise in interest rates may have the effect of requiring us to pay higher rates on our deposits while being unable to increase the rates we charge for loans as quickly. Therefore, a rise in interest rates could cause our net interest margin to decrease and adversely affect our net interest income. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could be adversely affected.

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

         Our primary source of revenue is interest income and fees, which we earn by lending and investing our capital and the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the bank seeks to employ as many of its deposit funds as possible in the form of loans to individuals and businesses. To ensure sufficient liquidity, we also maintain a portion of the bank's deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as "federal funds sold") to correspondent banks. The revenue which the bank earns (prior to deducting its overhead expenses) is essentially a function of the amount of the bank's loans and deposits, as well as the profit margin ("interest spread") and fee income. Our bank provides trust services and has a mortgage loan division.

Marketing Focus

         Our bank primarily serves the city of Rock Hill and the surrounding area of York County, South Carolina. The bank's extended market area also includes the south side of Charlotte in Mecklenburg County, North Carolina, and Lancaster and Chester Counties in South Carolina. Rock Hill is the fifth largest city in South Carolina and is located in the eastern central area of York County, South Carolina, approximately 25 miles southwest of Charlotte, North Carolina and on the outskirts of the Charlotte/Mecklenburg metropolitan area. Rock Hill is approximately 70 miles north of Columbia, South Carolina, and 95 miles northeast of Greenville, South Carolina. The area has experienced steady growth over the past ten years and the bank expects the area, as well as the service industries needed to support it, to continue to grow. According to the U.S. Census Bureau, York County is one of the fastest growing counties in South Carolina, with a population of 164,614 in 2000, reflecting a 9.7% increase since 1997.

Banking Services

         The bank strives to provide its customers with products and services comparable to those offered by large regional banks, while maintaining the quick response and personal service of a community bank. In addition to offering a full range of deposit services and commercial and personal loans, our bank offers trust services and products such as mortgage loan origination and accounts receivable financing.

o Deposit Services. The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered by other banks and financial institutions in the area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law. The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

o Mortgage Loan Division. The bank has a mortgage loan division through which it has broadened the range of services that it offers to its customers. The mortgage loan division originates loans to purchase existing or construct new homes and to refinance existing mortgages. The bank anticipates generating additional fee income by selling most of these loans in the secondary market and cross-selling its other products and services to its mortgage customers.

o Trust Services. The bank has a trust department, through which we offer a full range of trust services, including personal trusts, testamentary trusts, investment management, custodian services, income tax assistance and counseling, and retirement and estate planning.

o Accounts Receivable Financing. The bank provides accounts receivable financing to businesses in cooperation with an outsource partner, using software licensed from the partner to handle the billing and collection of these receivables. Because accounts receivable-based loans typically carry a higher rate of risk than many other types of loans, the bank also has default and fraud insurance and customarily obtains a personal guarantee from the small business owner.

o Other Services. Other bank services include cash management services, safe deposit boxes, debit cards, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with Star and Plus networks of automated teller machines that may be used by our customers throughout South Carolina and other regions. The bank also offers credit card and merchant account services through a correspondent bank as an agent for us.

Competition

         Competition in the rapidly growing Rock Hill - York County region comes from a variety of financial services organizations. There were ten banks with multiple branches located throughout the region on December 31, 2001. Three of the banks had international operations; four would be considered regional banks and three would be classified as local community banks. There were four credit unions with several locations and a large number of brokerage houses, mortgage companies, insurance companies and independent financial service organizations that provided products and services that compete with banks.

         Competition among financial institutions in the Rock Hill area is particularly intense because of the strong credit union base in the area; Rock Hill's proximity to Charlotte, North Carolina, which is home to large regional and national banks such as Bank of America and Wachovia; and the establishment of two other new community banks in Rock Hill in the last several years.


                           SUPERVISION AND REGULATION

         Both our company and our bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed below. Significant changes to the regulatory structure of the financial services industry were enacted in 1999 and additional changes have been proposed. From time to time other changes are proposed to laws and the policies of various regulatory authorities affecting the Banking industry, and these changes could have a material effect on our operations, business, and prospects. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

         In November 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions by the Financial Corporation assessment is in addition to the
                                       7
amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

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

         Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See "Capital Regulations" below.

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

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operatingresults of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Employees

         As of March 1, 2002, we had 48 full-time employees.

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

         On December 21, 2001, the Company opened its Corporate Center at 249 East Main Street, next door to its Main Office. The 12,888 square foot facility includes corporate offices and the mortgage loan division along with several departments including compliance, human resources, operations, and branch operations & support.

         All of our properties are leased except for the Ebenezer office, for which we lease the land only.

Item 3.    Legal Proceedings.

ROCK HILL BANK & TRUST VS. ROBERT M. YOFFIE, DONALD E. HUGHES, HUGHES CORPORATION U.S.A., HUGHES CORPORATION (BAHAMAS), INC., DOUGLAS J. SMITH, WCH EXECUTIVE HOLDINGS, INC., AND E. DAWSON ROBERTS, [UNITED STATES DISTRICT COURT, DISTRICT OF SOUTH CAROLINA, ROCK HILL DIVISION, CIVIL ACTION FILE NO. 0-01-447-17]

         This lawsuit was filed on or about February 14, 2001, with RHBT originally named as a defendant. The original plaintiffs, who were former RHBT customers, claimed $9.5 million, plus related damages, as a result of their funds being released from the Bank's trust department by its former trust officer, Robert Yoffie. The plaintiffs generally asserted they entered into an investment program with persons unrelated to the Bank, and that they deposited their funds in the Bank with the understanding that the funds would not be released. The Bank answered the complaint, denying any and all liability, and asserting counterclaims against the plaintiffs and the principals of the plaintiff entities. The Bank also asserted a cross-claim against Mr. Yoffie, stating that to the extent, if any, the plaintiffs might be permitted to recover from the Bank, the Bank would be entitled indemnification from Mr. Yoffie. Finally, the Bank brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue.

         The Bank and the plaintiffs reached a compromise settlement, which originally called for the Bank to pay the plaintiffs $7.6 million. Ultimately, the settlement figure was reduced to $7.2 million, based on further negotiations and early payment of required installments. After reaching settlement with the plaintiffs, the Bank also settled claims against its insurers, which resulted in the payments to the Bank totaling $7.2 million.

         The Bank's out of pocket expenses, including attorneys fees and costs, total approximately $600,000. RHBT requested and was granted the right to be realigned as the plaintiff in this lawsuit. As such, the Bank is pursuing claims against Mr. Yoffie and numerous other individuals and entities who conducted the investment program at issue. We expect this litigation to continue through much of 2002.

PREMIER PRODUCTIONS VS. ROCK HILL BANK & TRUST, [SOUTH CAROLINA COURT OF COMMON PLEAS, YORK COUNTY, CIVIL ACTION FILE NO. CP46436]

         On March 1, 2001, RHBT was sued by Premier Productions, a former agency account holder, which deposited $1,000,000 in the Bank's trust department. Premier placed these funds in an agency account in connection with a high yield investment program managed by a third party known as Dipresa Management. According to the complaint, Dipresa promised to pay Premier $50,000 in the event certain investment returns were not realized. While Premier concedes it received full return of its deposit, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000 allegedly guaranteed by Dipresa, plus related damages. Premier is pursuing legal theories that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. The Bank was not a party to the placement agreement or any other documents soliciting any investment by Premier. The Bank believes that the allegations are contrary to the agency agreement with the Bank executed by Premier. The Bank has filed an answer and denied all liability, and has asserted against Mr. Yoffie a claim for indemnity. The case is in the discovery and motions phase at this time, and the Bank intends to vigorously defend the action. Although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case should not have a material adverse effect on the Company's financial position.

BLUE CITY, S.A.L. VS. ROCK HILL BANK & TRUST, GOLD STAR FINANCIAL SERVICES, LTD., AND WALKILL INTERNATIONAL, LTD., [SOUTH CAROLINA COURT OF COMMON PLEAS, YORK COUNTY, CIVIL ACTION FILE NO. CP461522]

         This case was filed against the Bank on July 13, 2001. The plaintiff in this case, Blue City, entered into an agreement with a company named Gold Star to find financing for a $30 million housing project. The plaintiff deposited $300,000 in an escrow account in the Bank's trust department. The funds were to be used by Gold Star as expenses incurred in locating a source for the housing project loan. Blue City asserts the money was improperly disbursed in violation of the Bank's alleged fiduciary duty to Blue City. Blue City contends that this allegedly improper disbursement caused it to lose $80,000, as well as other financing opportunities valued by the plaintiff at approximately $1 million. Blue City is pursuing three legal theories: breach of contract, breach of fiduciary duty, and fraud. The Bank was not a party to the agreement between Blue City and Goldstar. The Bank has filed an answer and denied all liability. The Bank also has asserted third-party claims against its former trust officer, Robert Yoffie, and against Gold Star Financial's principal, David Dunbar. The case is in the discovery and motions phase at this time, and the Bank intends to vigorously defend the action. Although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case should not have a material adverse effect on the Bank's financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.

         In response to this Item, the information contained on page 46 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         In response to this Item, the information contained on pages 3 through 20 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7.  Financial Statements

         In response to this Item, the information contained on pages 21 through 45 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, the information contained on pages 6 through 7 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         In response to this Item, the information contained on page 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         In response to this Item, the information contained on pages 10 through 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002 is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

        13.1. Annual Report of Shareholders for the year ended December 31, 2001

        21.1  Subsidiaries of the Company

(b)     Reports on Form 8-K

        The following exhibits were filed on Form 8-K during the quarter ended December 31, 2001.

        Form 8-K filed on December 19, 2001 announced settlement of a lawsuit and contained a press release that was attached as Exhibit 99.1.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RHBT FINANCIAL CORPORATION


Date:   March 21, 2002                  By:      /s/ Herman E. Honeycutt
       -----------------------                ------------------------------
                                              Herman E. Honeycutt
                                              Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Herman E. Honeycutt, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ Edwin L. Barnes
-----------------------------------------------------
Edwin L. Barnes                                      Director                           03/21/02

/s/ William C. Beaty, Jr.
-----------------------------------------------------
William C. Beaty, Jr.                                Director                           03/21/02

/s/ Claude W. Burns, III
-----------------------------------------------------
Claude W. Burns, III                                 Director                           03/21/02

/s/ Herman E. Honeycutt
-----------------------------------------------------
Herman E. Honeycutt                                  Chief Executive                    03/21/02
Officer and Director

/s/ Jean M. Gaillard
-----------------------------------------------------
Jean M. Gaillard                                     Director                           03/21/02


/s/ Hugh L. Harrelson, Sr.
-----------------------------------------------------
Hugh L. Harrelson, Sr.                               Director                           03/21/02


/s/ C. Robert Herron
---------------------------------------------------- Chief Operating Officer            03/21/02
C. Robert Herron                                     and President




/s/ Jerry H. Padgett
-----------------------------------------------------
Jerry H. Padgett                                     Director and                       03/21/02
                                                     Vice Chairman


/s/ Richard S. Powell
-----------------------------------------------------
Richard S. Powell                                    Director                           03/21/02


/s/ Elvin F. Walker
-----------------------------------------------------
Elvin F. Walker                                      Director and                       03/21/02
                                                     Chairman


/s/ Patricia M. Stone
---------------------------------------------------  Chief Financial                    03/21/02
Patricia M. Stone                                    Officer, Senior Vice
                                                     President, Secretary,
                                                     and Principal
                                                     Accounting Officer


                                INDEX TO EXHIBITS
                                -----------------

13.1.    Annual Report of Shareholders for the year ended December 31, 2001

21.1     Subsidiaries of the Company