Form 10QSB
period 2002-03-31
RHBT FINANCIAL CORP
filed 2002-05-13
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-QSB

        X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ---            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                              249 East Main Street
                               Rock Hill, SC 29731
          (Address of principal executive offices, including zip code)

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

1,720,928 shares of common stock, $.01 par value, issued and outstanding as of May 9, 2002


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

         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.............................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001.................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002 and 2001.............................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001.............6

         Notes to Condensed Consolidated Financial Statements...................................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.............................................10-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................17

Item 6. Exhibits and Reports on Form 8-K.........................................................................17

         (a) Exhibits............................................................................................17

         (b) Reports on Form 8-K.................................................................................17



                           RHBT FINANCIAL CORPORATION


                      Condensed Consolidated Balance Sheets

                                                                                      March 31,           December 31,
                                                                                        2002                 2001
                                                                                 -----------------     ----------------
                                                                                    (Unaudited)
Assets:
  Cash and cash equivalents:
    Cash and due from banks                                                          $  5,510,595         $  6,713,420
    Federal funds sold and securities purchased under
     agreements to resell                                                              20,650,000           17,756,000
                                                                                   --------------        -------------
                                                                                       26,160,595           24,469,420
                                                                                   --------------        -------------
Investment securities:
  Securities available-for-sale                                                        18,374,600           16,051,250
  Nonmarketable equity securities                                                       1,601,794            1,601,794
                                                                                   --------------        -------------
                                                                                       19,976,394           17,653,044
                                                                                   --------------        -------------

Loans receivable                                                                      200,012,957          187,759,123
Less allowance for loan losses                                                         (2,077,698)          (1,932,698)
                                                                                   --------------        -------------
  Loans, net                                                                          197,935,259          185,826,425
                                                                                   --------------        -------------

Accrued interest receivable                                                             1,652,995            1,716,661
Premises and equipment, net                                                             1,712,942            1,524,851
Other real estate owned                                                                   335,838              323,577
Other assets                                                                              758,027              934,398
                                                                                   --------------        -------------
  Total assets                                                                     $  248,532,050        $ 232,448,376
                                                                                   ==============        =============

Liabilities:
  Deposits:
    Noninterest-bearing                                                            $    9,755,758        $   8,587,618
    Interest-bearing                                                                   15,702,400           13,191,520
    Savings                                                                            25,601,320           23,763,200
    Time deposits $100,000 and over                                                    81,577,500           79,013,098
    Other time deposits                                                                65,114,468           58,743,998
                                                                                   --------------        -------------
                                                                                      197,751,446          183,299,434
                                                                                   --------------        -------------

  Securities sold under agreement to repurchase                                         5,190,000            4,001,000
  Advances from the Federal Home Loan Bank                                             25,000,000           25,000,000
  Accrued interest payable                                                                721,393              801,690
  Other liabilities                                                                       300,551              124,035
                                                                                   --------------        -------------
    Total liabilities                                                                 228,963,390          213,226,159
                                                                                   --------------        -------------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
  1,720,928 shares issued and outstanding                                                  17,208               17,208
  Capital surplus                                                                      15,383,930           15,383,930
  Retained earnings                                                                     4,248,506            3,787,766
  Accumulated other comprehensive income (loss)                                           (80,984)              33,313
                                                                                   --------------        -------------
    Total shareholders' equity                                                         19,568,660           19,222,217
                                                                                   --------------        -------------

    Total liabilities and shareholders' equity                                     $  248,532,050        $ 232,448,376
                                                                                   ==============        =============


            See notes to condensed consolidated financial statements.


                           RHBT FINANCIAL CORPORATION

                  Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------------
                                                                                       2002                  2001
                                                                                 -----------------     -----------------
Interest income:
  Loans, including fees                                                              $  3,728,032          $  3,858,479
  Investment securities, taxable                                                          189,874                65,974
  Nonmarketable equity securities                                                          27,279                24,466
  Federal funds sold and securities purchased under agreements to resell                   55,732               440,495
                                                                                     ------------         -------------
    Total                                                                               4,000,917             4,389,414
                                                                                     ------------         -------------

Interest expense:
  Deposit accounts                                                                      1,655,912             2,266,921
  Securities sold under agreements to repurchase                                            9,400                79,143
  Advances from the Federal Home Loan Bank                                                321,075               266,542
                                                                                     ------------         -------------
    Total                                                                               1,986,387             2,612,606
                                                                                     ------------         -------------

Net interest income                                                                     2,014,530             1,776,808
Provision for loan losses                                                                 145,000                90,000
                                                                                     ------------         -------------
Net interest income after provision for loan losses                                     1,869,530             1,686,808
                                                                                     ------------         -------------

Other income
  Service charges on deposit accounts                                                      99,788                97,812
  Other charges, commissions and fees                                                      36,641                29,250
  Gain on sale of securities                                                               24,219                     -
  Residential mortgage origination fees                                                    71,869                67,901
  Income from fiduciary activities                                                         18,062                47,872
                                                                                     ------------         -------------
    Total                                                                                 250,579               242,835
                                                                                     ------------         -------------

Other expense
  Salaries and employee benefits                                                          504,490               482,041
  Occupancy expense                                                                       213,377               154,860
  Advertising and marketing expense                                                        26,187                28,737
  Other operating expenses                                                                481,549               701,212
                                                                                     ------------         -------------
    Total                                                                               1,225,603             1,366,850
                                                                                     ------------         -------------

Income before income taxes                                                                894,506               562,793
Income tax expense                                                                        313,300               191,000
                                                                                     ------------         -------------

Net income                                                                           $    581,206         $     371,793
                                                                                     ============         =============

Basic net income per share                                                           $       0.34         $        0.22
Diluted net income per share                                                         $       0.34         $        0.21


            See notes to condensed consolidated financial statements.



                           RHBT FINANCIAL CORPORATION

            Condensed Consolidated Statement of Shareholders' Equity
                            and Comprehensive Income
               for the three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                                  Accumulated
                                   Common Stock                                                      Other
                             --------------------------        Capital          Retained         Comprehensive
                                Shares         Amount           Surplus          Earnings             Income               Total
                             ------------    ----------     --------------    -------------     -----------------     --------------

Balance,
 December 31, 2000             1,720,928       $17,208        $15,383,930       $3,581,500          $    (6,803)        $18,975,835

Net income
 for the period                                                                    371,793                                  371,793

Other
 comprehensive
 income,
 net of tax $8,179                                                                                        14,926             14,926
                                                                                                                        -----------
Comprehensive
 income                                                                                                                     386,719
                               ---------       -------        -----------       ----------           -----------        -----------
Balance,
 March 31, 2001                1,720,928       $17,208        $15,383,930       $3,953,293           $     8,123        $19,362,554
                               =========       =======        ===========       ==========           ===========        ===========

Balance,
 December 31, 2001             1,720,928       $17,208        $15,383,930       $3,787,766           $    33,313        $19,222,217

Net income
 for the period                                                                    581,206                                  581,206

Dividends paid                                                                   (120,466)                                (120,466)

Other comprehensive
income,
 net of tax $13,041                                                                                    (114,297)          (114,297)

Comprehensive
 income                        ---------       -------        -----------       ----------           -----------        -----------

Balance,
 March 31, 2002                1,720,928       $17,208        $15,383,930       $4,248,506          $   (80,984)        $19,568,660
                               =========       =======        ===========       ==========          ============        ===========

            See notes to condensed consolidated financial statements.
                                      5

                           RHBT FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 --------------------------------------
                                                                                      2002                 2001
                                                                                 ----------------    ------------------

Cash flows from operating activities:
  Net income                                                                         $   581,206           $   371,793
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                                         69,200                70,479
    Provision for loan losses                                                            145,000                90,000
    Accretion and premium amortization                                                     2,965                (6,130)
    Amortization of net loan fees and costs                                               18,731                15,309
    Gain on sale of securities available-for-sale                                        (24,219)                    -
    Decrease in interest receivable                                                       63,666                19,505
    Increase (decrease) in interest payable                                              (80,297)               74,164
    Decrease in other assets                                                             164,110               187,812
    Increase in other liabilities                                                        238,059               171,031
                                                                                     -----------            ----------
      Net cash provided by operating activities                                        1,178,421               993,963
                                                                                     -----------            ----------

Cash flows from investing activities:
  Purchases of securities available-for-sale                                          (8,048,305)           (2,000,000)
  Maturities of securities available-for-sale                                          2,546,150             3,750,000
  Proceeds from sales of securities available-for-sale                                 3,024,219                     -
  Net increase in loans made to customers                                            (12,272,565)          (11,036,566)
  Purchases of premises and equipment                                                   (257,291)             (128,998)
  Purchase of Federal Home Loan Bank Stock                                                     -              (650,000)
                                                                                     -----------            ----------
    Net cash used by investing activities                                            (15,007,792)          (10,065,564)
                                                                                     -----------            ----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                                       5,517,140             3,928,404
  Net increase (decrease) in certificates of deposit and other time deposits           8,934,872            (1,259,406)
  Net increase (decrease) in securities sold under agreements
   to repurchase                                                                       1,189,000              (371,900)
  Advances from the Federal Home Loan Bank                                                     -            13,000,000
  Cash dividends paid                                                                   (120,466)                    -
                                                                                     -----------            ----------
    Net cash provided by financing activities                                         15,520,546            15,297,098
                                                                                     -----------            ----------

Net increase in cash and cash equivalents                                              1,691,175             6,225,497

Cash and cash equivalents, beginning                                                  24,469,420            36,122,117
                                                                                     -----------            ----------

Cash and cash equivalents, ending                                                   $ 26,160,595          $ 42,347,614
                                                                                     ===========            ==========

Cash paid during the period for:
 Income taxes                                                                       $          -          $    323,988
 Interest                                                                           $  2,066,648          $  2,538,442

            See notes to condensed consolidated financial statements.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 2001 Annual Report.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

The lawsuit involving Rock Hill Bank & Trust vs. Robert M. Yoffie, Donald E. Hughes, Hughes Corporation U.S.A., Hughes Corporation (Bahamas), Inc., Douglas
J. Smith, WCH Executive Holdings, Inc., and E. Dawson Roberts was filed on or about February 14, 2001, with the Bank originally named as a defendant. The original plaintiffs, who were former Bank customers, claimed $9.5 million, plus related damages, as a result of their funds being released from the Bank's trust department by its former trust officer. The plaintiffs generally asserted they entered into an investment program with persons unrelated to the Bank, and that they deposited their funds in the Bank with the understanding that the funds would not be released. The Bank answered the complaint, denying any and all liability, and asserting counterclaims against the plaintiffs and the principals of the plaintiff entities. The Bank also asserted a cross-claim against the former trust officer, stating that to the extent, if any, the plaintiffs might be permitted to recover from the Bank, the Bank would be entitled to indemnification from the former trust officer. Finally, the Bank brought into the lawsuit as third-party defendants the individuals and entities who conducted the investment programs at issue.

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

The Bank's remaining losses, including attorneys fees and costs, total approximately $500,000. The Bank requested and was granted the right to be realigned as the plaintiff in this lawsuit. As such, the Bank is pursuing claims against the former trust officer and numerous other individuals and entities who conducted the investment program at issue. We expect this litigation to continue through much of 2002.

On March 1, 2001, the Bank was sued by Premier Productions, a former agency account holder, which deposited $1,000,000 in the Bank's trust department, in the case of Premier Productions vs. Rock Hill Bank & Trust. Premier placed these funds in an agency account in connection with a high yield investment program managed by a third party known as Dipresa Management. According to the complaint, Dipresa promised to pay Premier $50,000 in the event certain investment returns were not realized. While Premier concedes it received full return of its investment, it contends that promised "profits" on its investment were not realized, and therefore that it is entitled to recover the $50,000 allegedly guaranteed by Dipresa, plus related damages. Premier is pursuing legal theories that the investment offering violated the state securities act, and gave rise to claims for actual and constructive fraud, breach of fiduciary duty, breach of contract, unfair trade practices, negligence and promissory estoppel. The Bank was not a party to the placement agreement or any other documents soliciting any investment by Premier. The Bank believes that the allegations are contrary to the agency agreement with the Bank executed by Premier. The Bank has filed an answer and denied all liability, and has asserted against the Bank's former trust officer a claim for indemnity. The case is in the discovery and motions phase at this time, and the Bank intends to vigorously defend the action. Although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case should not have a material adverse effect on the Company's financial position.

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES - (continued)


The case of Blue City, S.A.L. vs. Rock Hill Bank & Trust, Gold Star Financial Services, Ltd, and Walkill International, Ltd. was filed against the Bank on July 13, 2001. The plaintiff contends it entered into an agreement with Gold Star, which required certain funds to be escrowed with the Bank, with return of the funds being guaranteed by Walkill. Blue City asserts the money was improperly disbursed in violation of the Bank's alleged fiduciary duty to Blue City. Blue City contends that this allegedly improper disbursement caused it to lose $80,000, as well as other financing opportunities valued by the plaintiff at approximately $1 million. Blue City is pursuing three legal theories: breach of contract, breach of fiduciary duty, and fraud. The Bank was not a party to the agreement between Blue City and Goldstar. The Bank has filed an answer and denied all liability. The Bank also has asserted third-party claims against its former trust officer, and against Gold Star Financial's principal, David Dunbar. The case is in the discovery and motions phase at this time, and the Bank intends to vigorously defend the action. Although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Bank in connection with this case should not have a material adverse effect on the Bank's financial position or results of operations.


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2002 and 2001.

                                                                Pre-tax          (Expense)        Net-of-tax
                                                                 Amount           Benefit           Amount
                                                               ------------------------------------------------

 For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period    $   (200,061)      $    70,022     $  (130,039)
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                            24,219            (8,477)         15,742
                                                                 -----------       -----------     -----------
 Net unrealized (gains) losses on securities                        (175,842)           61,545        (114,297)
                                                                 -----------       -----------     -----------
Other comprehensive income                                      $   (175,842)      $    61,545     $  (114,297)
                                                                ============       ===========     ===========

                                                                 Pre-tax          (Expense)        Net-of-tax
                                                                  Amount           Benefit           Amount
                                                               ------------------------------------------------

 For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period     $    23,105      $   (8,179)      $    14,926
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                 -               -                 -
                                                                 -----------      ----------       -----------
 Net unrealized gains (losses) on securities                          23,105          (8,179)           14,926
                                                                 -----------      ----------       -----------
Other comprehensive income                                       $    23,105      $   (8,179)      $    14,926
                                                                 ===========      ==========       ===========

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

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                    --------------------------------
                                                                                         2002             2001
                                                                                    ---------------  ---------------
Net income per share - basic computation:

Net income available to common shareholders                                             $  581,206       $  371,793
                                                                                        ==========       ==========

 Average common shares outstanding - basic                                               1,720,928        1,720,928
                                                                                        ==========       ==========

 Net income per share - basic                                                           $     0.34       $    0.22
                                                                                        ==========       ==========

 Net income per share - diluted computation:

 Net income available to common shareholders                                            $  581,206       $  371,793
                                                                                        ==========       ==========

 Average common shares outstanding - basic                                               1,720,928        1,720,928
                                                                                        ==========       ==========
 Incremental shares from assumed conversions:
   Stock options                                                                               869           20,778
                                                                                        ----------       ----------

 Average common shares outstanding - diluted                                             1,721,797        1,741,706
                                                                                        ----------       ----------

 Net income per share - diluted                                                         $     0.34       $     0.21
                                                                                        ==========       ==========

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations


Net Interest Income

For the three months ended March 31, 2002, net interest income increased $237,722, or 13.38%, to $2,014,530 as compared to $1,776,808 for the same period in 2001. Due to declining interest rates, interest income from loans, including fees, decreased $130,447, or 3.38%, from the three months ended March 31, 2001 to the comparable period in 2002. Income from investment securities increased $123,900 to $189,874 for the three months ended March 31, 2002 when compared to the same period in 2001 as we shifted more funds into investment securities. Interest expense at March 31, 2002 was $1,986,387, compared to $2,612,606 for the same period in 2001. The decrease of $611,009, or 26.95%, in interest expense on deposit accounts resulted in increased net income, despite the decline in interest rates on earning assets. Due to declining interest rates the net interest margin realized on earning assets decreased from 3.59% for the three months ended March 31, 2001 to 3.53% for the same period in 2002, due to the significant decrease in rates paid on interest-bearing liabilities. However, the interest rate spread increased by 29 basis points from 2.90% at March 31, 2001 to 3.18% at March 31, 2002. The rates on average interest-earning assets decreased from 8.87% for the three months ended March 31, 2001 to 7.01% for the three months ended March 31, 2002. During the same periods, rates on average interest-bearing liabilities decreased from 5.97% in 2001 to 3.83% in 2002.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002, the provision charged to expense was $145,000 as compared to $90,000 for the same period in 2001. The allowance represents 1.04% and 1.01% of gross loans at March 31, 2002 and 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We charge loan losses and credit recoveries directly to this allowance.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation


Provision and Allowance for Loan Losses - (continued)

We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of operations. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses, classified and criticized loans, concentrations of credit and internal credit risk ratings. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

Noninterest Income

Noninterest income during the three months ended March 31, 2002 was $250,579, an increase of $7,744 from $242,835 during the comparable period in 2001. The most significant change in noninterest income was a decrease in income from fiduciary activities. Income from fiduciary activities decreased from $47,872 for the three months ended March 31, 2002 to $18,062 for the three months ended March 31, 2001, as we continued to refocus the trust department toward traditional activities and local customers. This decrease was partially offset by gains on the sale of securities available-for-sale totaling $24,219 for the three months ended March 31, 2002. There were no gains on the sale of securities for the same period in 2001.


Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $1,225,603, a decrease of 10.33%, from the $1,366,850 amount for the three months ended March 31, 2001. The largest decrease was in other operating expenses which decreased from $701,212 for the three months ended March 31, 2001 to $481,549 for the three months ended March 31, 2002. Other operating expenses included $250,000 in legal fees associated with the lawsuit involving the trust department during the three months ended March 31, 2001 as compared to legal fees totaling $23,422 during the same period in 2002. Salaries and employee benefits increased $22,449, or 4.66%, to $504,490 for the three months ended March 31, 2002. This increase is attributable to normal pay increases and the hiring of additional staff to meet needs associated with our growth. Occupancy expense increased $58,517, or 37.79%, from the three months ended March 31, 2001 to $213,377 for the same period in 2002. This increase is primarily due to the cost of leasing the corporate center which began in December 2001.


Income Taxes

The income tax provision for the three months ended March 31, 2002 was $313,300 as compared to $191,000 for the same period in 2001. The increase in the income tax provision is a result of the increased income before taxes. The effective tax rate was 35% and 34% for the three months ended March 31, 2002 and March 31, 2001, respectively.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation


Net Income

The combination of the above factors resulted in net income for the three months ended March 31, 2002 of $581,206 as compared to $371,793 for the same period in 2001. This represents an increase of $209,413 over the same period in 2001. Average-earning assets increased $30,706,000, from $200,683,000 for the three months ended March 31, 2001 to $231,389,000 for the three months ended March 31, 2002. Although the volume of average-earning assets increased, declining interest rates resulted in a decrease in interest income on loans and federal funds sold and securities purchased under agreements to resell. However, the significant decrease in the cost of funds along with decrease in legal fees resulted in an overall increase in net income.

Assets and Liabilities

During the first three months of 2002, total assets increased $16,083,674, or 6.92%, when compared to December 31, 2001. The primary source of growth in assets was loans, which increased $12,253,834 during the first three months of 2002. Federal funds sold and repurchase agreements increased $2,894,000 from December 31, 2001 to $20,650,000 at March 31, 2002. Total deposits also increased $14,452,012, or 7.88%, from the December 31, 2001 amount of $183,299,434. Within the deposit area, other time deposits increased $6,370,470, or 10.84%, during the first three months of 2002. Advances from the Federal Home Loan Bank totaled $25,000,000 at March 31, 2002 and December 31, 2001 and are continuing to be used as a secondary funding source. Securities sold under agreements to repurchase increased $1,189,000 to $5,190,000 at March 31, 2002.

Investment Securities

Securities available-for-sale increased from $16,051,250 at December 31, 2001 to $18,374,600 at March 31, 2002. The increase is attributable to our efforts to manage the Bank's asset-liability position by purchasing additional securities. All of our marketable investment securities were designated as available-for-sale at March 31, 2002.

Nonmarketable equity securities include the cost of our investments in the stock of the Federal Home Loan Bank of $1,250,000 at March 31, 2002 and December 31, 2001, and the stock of Community Financial Services, Inc., of $351,794 at March 31, 2002 and December 31, 2001. The investment in Federal Home Loan Bank stock is required as a result of borrowings from the Federal Home Loan Bank.

Loans

We continued to experience strong loan growth during the first three months of 2002. Net loans increased $12,108,834, or 6.52%, from December 31, 2001 to March 31, 2002. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans, which increased 5.65%, or $7,555,035, from December 31, 2001. Commercial and industrial loans include discounted accounts receivable loans that totaled $7,767,031 at March 31, 2002. Accounts receivable loans increased $2,106,530, or 37.21%, when compared to December 31, 2001. In addition, real estate - construction loans increased $1,420,184, or 22.27%, during the first three months of 2002. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                                                     March 31,       December 31,
                                                                                       2002              2001
                                                                                 ----------------- ----------------
 Real estate - construction                                                         $   7,796,526      $  6,376,342
 Real estate - mortgage                                                                46,992,840        44,006,124
 Commercial and industrial                                                            141,224,121       133,669,086
 Consumer and other                                                                     3,999,470         3,707,571
                                                                                    -------------      ------------

                                                                                    $ 200,012,957      $187,759,123
                                                                                    =============      ============
Risk Elements in the Loan Portfolio


                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a summary of risk elements in the loan portfolio:

                                                                                             March 31,
                                                                                ------------------------------------
                                                                                      2002               2001
                                                                                ----------------- ------------------
 Loans:  Nonaccrual loans                                                           $          -       $   2,319,211

 Accruing loans more than 90 days past due                                          $          -       $       1,000

 Loans identified by the internal review mechanism:

    Criticized                                                                      $  1,800,000       $   1,002,763

    Classified                                                                      $    145,225       $   1,889,268

Risk Elements in the Loan Portfolio

Activity in the Allowance for Loan Losses is as follows:

                                                                                               March 31,
                                                                                ------------------------------------
                                                                                      2002               2001
                                                                                ----------------- ------------------
 Balance, January 1,                                                                $  1,932,698       $  1,601,539
 Provision for loan losses for the period                                                145,000             90,000
 Net loans (charged-off) recovered for the period                                              -            (18,643)
                                                                                   -------------       ------------

   Balance, end of period                                                          $   2,077,698       $  1,672,896
                                                                                   =============       ============

 Gross loans outstanding, end of period                                            $ 200,012,957       $165,788,056

 Allowance for loan losses to loans outstanding                                             1.04%              1.01%


Deposits

At March 31, 2002, total deposits increased by $14,452,012, or 7.88%, from December 31, 2001. The largest increase was in other time deposits, which increased $6,370,470, or 10.85%, from December 31, 2001 to March 31, 2002. At
March 31, 2002, certificates of deposit included brokered deposits totaling $39,695,000. Brokered deposits decreased $1,157,000, or 2.83%, from December 31, 2001. We believe the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits and therefore plan to use these deposits in 2002 to meet funding needs. Expressed in percentages, noninterest-bearing deposits increased 13.60% and interest-bearing deposits increased 7.60%.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

Deposits - (continued)

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                                                      March 31,       December 31,
                                                                                        2002              2001
                                                                                   ----------------  --------------
 Noninterest-bearing demand deposits                                                  $  9,755,758     $  8,587,618
 Interest-bearing demand deposits                                                       15,702,400       13,191,520
 Savings deposits                                                                       25,601,320       23,763,200
 Time deposits $100,000 and over                                                        81,577,500       79,013,098
 Other time deposits                                                                    65,114,468       58,743,998
                                                                                   ---------------     ------------
                                                                                      $197,751,446     $183,299,434
                                                                                   ---------------     ------------


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $25,000,000 and consisted of the following at March 31, 2002.

     Maturity Date              Call Date              Grant Date            Current Rate              Balance
     -------------              ---------              ----------            ------------              -------
        10/11/05                10/11/02                10/11/00                 6.26%             $   5,000,000
        01/10/11                01/10/06                01/10/01                 5.05                  7,000,000
        01/12/11                01/13/03                01/12/01                 4.63                  5,000,000
        02/01/11                02/01/03                02/01/01                 4.78                  2,000,000
        02/09/11                02/09/04                02/09/01                 5.02                  3,000,000
        03/21/11                03/19/04                03/19/01                 4.67                  3,000,000
                                                                                                    ------------
               Total advances                                                                       $ 25,000,000
                                                                                                    ============

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating $21,581,000 and certain commercial loans totaling $4,780,000 at March 31, 2002. Investment securities totaling $5,000,000 and our investment in Federal Home Loan Bank stock totaling $1,250,000, are also pledged as collateral.


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 87.75% at March 31, 2002 and 88.44% at December 31, 2001.

Securities available-for-sale, which totaled $18,374,600 at March 31, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2002, unused lines of credit totaled $6,000,000. In addition, we have the ability to borrow from Federal Home Loan Bank up to fifteen percent of our total assets. As of March 31, 2002, the available credit with Federal Home Loan Bank was $37,285,800. However, we had borrowed $25,000,000 against this line.

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2002, we had issued commitments to extend credit of $34,624,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


Capital Resources

Total shareholders' equity increased from $19,222,217 at December 31, 2001 to $19,568,660 at March 31, 2002. The increase is due primarily to net income for the period of $581,206. Net income was offset by cash dividends paid totaling $120,466 and by a negative change of $114,297 in the fair value of securities available-for-sale.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2002.

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity                                           $ 19,649,644
Less: intangibles                                                         -
                                                               ------------
Tier 1 capital                                                   19,649,644
Plus: allowance for loan losses (1)
                                                                  2,077,698
                                                               ------------
Total capital                                                  $ 21,727,342
                                                               ============
Risk-weighted assets                                           $204,423,593
                                                               ============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets)                               9.61%
Total capital (to risk-weighted assets)                               10.63%
Tier 1 capital (to total average assets)                               8.22%

(1) limited to 1.25% of risk-weighted assets

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

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

                           RHBT FINANCIAL CORPORATION
Part II - Other Information

Item 1. Legal Proceedings

We are a party to several lawsuits which have previously been disclosed in our SEC filings. During the three months ended March 31, 2002, there were no material developments in any of these legal proceedings.

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as part of this report: Not applicable.

Reports on Form 8-K

         (b) Reports on Form 8-K - The were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             By:      /s/ HERMAN E. HONEYCUTT
                                      ------------------------------
                                      Herman E. Honeycutt
                                      Chief Executive Officer




Date: May 10, 2002           By:      /s/ PATRICIA M. STONE
                                      ------------------------------
                                      Patricia M. Stone
                                      Chief Financial Officer