Form 10QSB
period 2002-06-30
RHBT FINANCIAL CORP
filed 2002-08-19
CIK 1092015

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-QSB

       [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                Yes [ X ] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

1,720,928 shares of common stock, $.01 par value, issued and outstanding as of July 31, 2002


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           RHBT FINANCIAL CORPORATION

                                      Index




PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001.....................................3

         Condensed  Consolidated  Statements  of Income -- Six months ended June 30, 2002 and 2001 and Three months ended June 30, 2002 and 2001..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2002 and 2001........................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001.......................6

         Notes to Condensed Consolidated Financial Statements..........................................................7-11

Item 2. Management's Discussion and Analysis or Plan of Operation.....................................................12-20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................................21

Item 4. Submission of Matters to a Vote of Security Holders..............................................................21

Item 6. Exhibits and Reports on Form 8-K.................................................................................21

         (a) Exhibits....................................................................................................21

         (b) Reports on Form 8-K.........................................................................................21

                           RHBT FINANCIAL CORPORATION


                      Condensed Consolidated Balance Sheets

                                                                                                June 30,               December 31,
                                                                                                  2002                     2001
                                                                                                  ----                     ----
Assets:                                                                                       (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks ......................................................           $   6,342,507            $   6,713,420
    Federal funds sold and securities purchased under
     agreements to resell ........................................................              16,390,000               17,756,000
                                                                                             -------------            -------------
                                                                                                22,732,507               24,469,420
                                                                                             -------------            -------------
Investment securities:
  Securities available-for-sale ..................................................              21,511,242               16,051,250
  Nonmarketable equity securities ................................................               1,601,794                1,601,794
                                                                                             -------------            -------------
                                                                                                23,113,036               17,653,044
                                                                                             -------------            -------------

Loans receivable .................................................................             202,866,898              187,759,123
Less allowance for loan losses ...................................................              (8,799,716)              (1,932,698)
                                                                                             -------------            -------------
  Loans, net .....................................................................             194,067,182              185,826,425

Accrued interest receivable ......................................................               1,421,018                1,716,661
Premises and equipment, net ......................................................               1,645,908                1,524,851
Other real estate owned ..........................................................                 343,508                  323,577
Income taxes receivable ..........................................................               3,208,746                  266,554
Deferred tax assets ..............................................................               3,696,744                  473,314
Other assets .....................................................................                 349,613                  194,530
                                                                                             -------------            -------------

  Total assets ...................................................................           $ 250,578,262            $ 232,448,376
                                                                                             =============            =============

Liabilities:
  Deposits:
    Noninterest-bearing ..........................................................           $   9,598,317            $   8,587,618
    Interest-bearing .............................................................              16,135,692               13,191,520
    Savings ......................................................................              26,960,714               23,763,200
    Time deposits $100,000 and over ..............................................              85,339,585               79,013,098
    Other time deposits ..........................................................              74,595,863               58,743,998
                                                                                             -------------            -------------
                                                                                               212,630,171              183,299,434
                                                                                             -------------            -------------

  Securities sold under agreement to repurchase ..................................               5,685,000                4,001,000
  Advances from the Federal Home Loan Bank .......................................              25,000,000               25,000,000
  Accrued interest payable .......................................................                 705,513                  801,690
  Other liabilities ..............................................................                 248,678                  124,035
                                                                                             -------------            -------------

    Total liabilities ............................................................             244,269,362              213,226,159
                                                                                             -------------            -------------

Shareholders' Equity
  Common stock, $.01 par value; 10,000,000 shares authorized,
  1,720,928 shares issued and outstanding ........................................                  17,209                   17,209
  Capital surplus ................................................................              15,383,929               15,383,929
  Retained earnings (deficit) ....................................................              (9,173,787)               3,787,766
  Accumulated other comprehensive income (loss) ..................................                  81,549                   33,313
                                                                                             -------------            -------------
    Total shareholders' equity ...................................................               6,308,900               19,222,217
                                                                                             -------------            -------------

    Total liabilities and shareholders' equity ...................................           $ 250,578,262            $ 232,448,376
                                                                                             =============            =============



                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                    Six Months Ended                       Three Months Ended
                                                                        June 30,                                June 30,
                                                                2002                 2001                2002                2001
                                                                ----                 ----                ----                ----
Interest income:
  Loans, including fees ............................       $  7,102,429        $  7,678,515        $  3,374,397        $  3,820,036
  Investment securities, taxable ...................            402,075             125,384             212,201              59,410
  Nonmarketable equity securities ..................             47,730              51,155              20,451              26,689
  Federal funds sold and securities
    purchased under agreements to resell ...........            115,384             730,930              59,652             290,435
                                                           ------------        ------------        ------------        ------------
    Total ..........................................          7,667,618           8,585,984           3,666,701           4,196,570
                                                           ------------        ------------        ------------        ------------

Interest expense:
  Deposit accounts .................................          3,355,252           4,399,049           1,699,340           2,132,128
  Securities sold under agreements to
    repurchase .....................................             20,037             127,496              10,637              48,353
  Advances from the Federal Home Loan
    Bank ...........................................            645,717             591,186             324,642             324,644
                                                           ------------        ------------        ------------        ------------
    Total ..........................................          4,021,006           5,117,731           2,034,619           2,505,125
                                                           ------------        ------------        ------------        ------------

Net interest income ................................          3,646,612           3,468,253           1,632,082           1,691,445
Provision for loan losses ..........................         19,892,470             177,000          19,747,470              87,000
                                                           ------------        ------------        ------------        ------------
Net interest income (loss) after provision
  for loan losses ..................................        (16,245,858)          3,291,253         (18,115,388)          1,604,445
                                                           ------------        ------------        ------------        ------------

Other income
  Service charges on deposit accounts ..............            210,785             207,485             110,997             109,673
  Other charges, commissions and fees ..............             89,626              66,346              52,985              37,096
  Gain on sale of securities .......................             24,219                   -                   -                   -
  Residential mortgage origination fees ............            165,511             137,505              93,642              69,604
  Income from fiduciary activities .................             28,847              72,048              10,785              24,176
                                                           ------------        ------------        ------------        ------------
    Total ..........................................            518,988             483,384             268,409             240,549
                                                           ------------        ------------        ------------        ------------

Other expense
  Salaries and employee benefits ...................          1,089,850             988,373             585,360             506,332
  Occupancy expense ................................            429,623             308,424             216,246             153,564
  Legal expense ....................................             90,025             740,063              67,502             490,062
  Trust settlement .................................                  -           7,600,000                   -           7,600,000
  Other operating expenses .........................          1,071,781             972,321             587,468             492,373
                                                           ------------        ------------        ------------        ------------
    Total ..........................................          2,682,179          10,609,181           1,456,576           9,242,331
                                                           ------------        ------------        ------------        ------------

Income (loss) before income taxes ..................        (18,409,049)         (6,834,544)        (19,303,555)         (7,397,337)
Income tax expense (benefit) .......................         (5,688,426)         (2,559,500)         (6,001,726)         (2,368,500)
                                                           ------------        ------------        ------------        ------------

Net income (loss) ..................................       $(12,720,623)       $ (4,275,044)       $(13,301,829)       $ (5,028,837)
                                                           ============        ============        ============        ============

Basic net income (loss) per share ..................       $      (7.39)       $      (2.48)       $      (7.73)       $      (2.92)
Diluted net income (loss) per share ................       $      (7.39)       $      (2.48)       $      (7.73)       $      (2.92)

                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION

                Condensed Consolidated Statement of Shareholders'
                        Equity and Comprehensive Income
                 for the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                      Accumulated
                                             Common Stock                                                Other
                                             ------------               Capital        Retained      Comprehensive
                                       Shares          Amount           Surplus        Earnings           Income             Total
                                       ------          ------           -------        --------           ------             -----

Balance,
 December 31, 2000 ............       1,720,928     $     17,209     $ 15,383,930    $  3,581,500     $     (6,803)    $ 18,975,835

Net income (loss)
 for the period ...............                                                        (4,275,044)                       (4,275,044)

Other
 comprehensive income,
 net of tax $10,157 ...........                                                                             18,766           18,766
                                                                                                                       ------------

Comprehensive
 Income (loss) ................               -                -                -               -                -       (4,256,278)
                                      ---------     ------------     ------------    ------------     ------------     ------------

Balance,
 June 30, 2001 ................       1,720,928     $     17,209     $ 15,383,930    $   (693,544)    $     11,963     $ 14,719,557
                                      =========     ============     ============    ============     ============     ============

Balance,
 December 31, 2001 ............       1,720,928     $     17,209     $ 15,383,930    $  3,787,766     $     33,313     $ 19,222,217

Net income (loss)
 for the period ...............                                                       (12,720,623)                      (12,720,623)

Other comprehensive income,
 net of tax $25,973 ...........                                                                             48,236           48,236
                                                                                                                       ------------

Comprehensive
 income (loss) ................                                                                                         (12,672,387)

Dividends declared ............                                                          (120,465)                         (120,465)

Dividends paid ................               -                -                -        (120,465)               -         (120,465)
                                      ---------     ------------     ------------    ------------     ------------     ------------

Balance,
 June 30, 2002 ................       1,720,928     $     17,209     $ 15,383,930    $ (9,173,787)    $     81,549     $  6,308,900
                                      =========     ============     ============    ============     ============     ============



                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                     2002                 2001
                                                                                                     ----                 ----
Cash flows from operating activities:
  Net loss ...........................................................................          $(12,720,623)          $ (4,275,044)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization ....................................................               146,826                144,512
    Provision for loan losses ........................................................            19,892,470                177,000
    Accretion and premium amortization ...............................................                 3,132                (18,437)
    Amortization of net loan fees and costs ..........................................               271,545                 29,515
    Gain on sale of securities available-for-sale ....................................               (24,219)                     -
    Increase in deferred tax asset ...................................................            (3,223,430)                17,300
    Increase in income tax receivable ................................................            (3,208,746)                     -
    (Increase) decrease in interest receivable .......................................               295,643                (32,936)
    Increase (decrease) in interest payable ..........................................               (96,177)                21,680
    (Increase) decrease in other assets ..............................................               111,471               (311,437)
    Increase (decrease) in other liabilities .........................................               (21,795)               238,908
                                                                                                ------------           ------------
      Net cash provided (used) by operating activities ...............................             1,426,097             (4,008,939)
                                                                                                ------------           ------------

Cash flows from investing activities:
  Purchases of securities available-for-sale .........................................           (11,048,305)            (4,000,000)
  Maturities of securities available-for-sale ........................................             2,659,390              5,500,000
  Proceeds from sales of securities available-for-sale ...............................             3,024,219                      -
  Net increase in loans made to customers ............................................           (28,404,772)           (18,666,357)
  Additions to other real estate .....................................................               (19,931)                     -
  Purchases of premises and equipment ................................................              (267,883)              (152,661)
  Purchase of Federal Home Loan Bank Stock ...........................................                     -               (650,000)
                                                                                                ------------           ------------
    Net cash used by investing activities ............................................           (34,057,282)           (17,969,018)
                                                                                                ------------           ------------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             7,152,385              1,195,084
  Net increase in certificates of deposit and other time deposits ....................            22,178,352                955,451
  Net increase (decrease) in securities sold under agreements
   to repurchase .....................................................................             1,684,000             (2,543,900)
  Advances from the Federal Home Loan Bank ...........................................                     -             13,000,000
  Cash dividends paid ................................................................              (120,465)                     -
                                                                                                ------------           ------------
    Net cash provided by financing activities ........................................            30,894,272             12,606,635
                                                                                                ------------           ------------

Net decrease in cash and cash equivalents ............................................            (1,736,913)            (4,387,381)

Cash and cash equivalents, beginning .................................................            24,469,420             36,122,117
                                                                                                ------------           ------------

Cash and cash equivalents, ending ....................................................          $ 22,732,507           $ 31,734,736
                                                                                                ============           ============

Cash paid during the period for:
 Income taxes ........................................................................          $    440,000           $    473,988
 Interest ............................................................................          $  4,117,183           $  5,096,051


                  See notes to condensed financial statements.

                           RHBT FINANCIAL CORPORATION


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

Except as indicated below, the accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation based on the information known to management as of August 16, 2002. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in RHBT Financial Corporation's 2001 Annual Report on Form 10-KSB.

Information related to the Company's loan portfolio and the income or loss resulting therefrom is presented as of June 30, 2002 based on the information known to management as of August 16, 2002. Such information is the subject of an ongoing examination of the loan portfolio by the South Carolina State Board of Financial Institutions, the FDIC and management. Changes with respect to the loan portfolio and related matters are presented as though they occurred in the three months ended June 30, 2002, because management has not had the time or available resources to ascertain what portion, if any, of those changes should be allocated to prior periods in accordance with generally accepted accounting principles. Therefore, the financial statements, other than the balance sheet at June 30, 2002, may not be entirely accurate with the respect to the time or period presented.

Management's Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and uncollectible accrued interest receivable on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment, and in determining a valuation allowance to reduce the amount of deferred tax assets to their estimated realizable values.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to provide additions to the allowances based on such agencies' judgments about information available to them at the time of their examination. Because of these factors, the allowances for losses on loans and foreclosed real estate may change materially in the near term.

The realization of deferred tax assets ultimately depends upon having sufficient future taxable income. The estimation of future taxable income requires management to use all available evidence, both positive and negative, for the basis of making subjective estimates and judgments about future events. While management uses available information to adjust deferred tax assets to their realizable values, future adjustments may be necessary because of the failure to achieve projected results.

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

                           RHBT FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2002 and 2001.

                                                                                                           Tax
                                                                                       Pre-tax          (Expense)        Net-of-tax
                                                                                        Amount           Benefit           Amount
                                                                                        ------           -------           ------
 For the Six Months Ended June 30, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period .................         $ 98,428          $(34,450)         $ 63,978
 Plus: reclassification adjustment for gains
    realized in net income ...................................................          (24,219)            8,477           (15,742)
                                                                                       --------          --------          --------
 Net unrealized gains (losses) on securities .................................           74,209           (25,973)           48,236
                                                                                       --------          --------          --------
 Other comprehensive income ..................................................         $ 74,209          $(25,973)         $ 48,236
                                                                                       ========          ========          ========

                                                                                                             Tax
                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
 For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period ...................         $ 28,923         $(10,157)         $ 18,766
 Plus: reclassification adjustment for gains
    realized in net income .....................................................                -                -                 -
                                                                                         --------         --------          --------
 Net unrealized gains (losses) on securities ...................................           28,923          (10,157)           18,766
                                                                                         --------         --------          --------
 Other comprehensive income ....................................................         $ 28,923         $(10,157)         $ 18,766
                                                                                         ========         ========          ========

                                                                                                             Tax
                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
 For the Three Months Ended June 30, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period ...................         $250,051         $(87,518)         $162,533
 Plus: reclassification adjustment for gains
    realized in net income .....................................................                -                -                 -
                                                                                         --------         --------          --------
 Net unrealized gains (losses) on securities ...................................          250,051          (87,518)          162,533
                                                                                         --------         --------          --------
 Other comprehensive income ....................................................         $250,051         $(87,518)         $162,533
                                                                                         ========         ========          ========

                                                                                                             Tax
                                                                                         Pre-tax          (Expense)       Net-of-tax
                                                                                          Amount           Benefit          Amount
                                                                                          ------           -------          ------
 For the Three Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period ...................          $ 5,818          $(1,978)          $ 3,840
 Plus: reclassification adjustment for gains
    realized in net income .....................................................                -                -                 -
                                                                                          -------          -------           -------
 Net unrealized gains (losses) on securities ...................................            5,818           (1,978)            3,840
                                                                                          -------          -------           -------
 Other comprehensive income ....................................................          $ 5,818          $(1,978)          $ 3,840
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

                                                                        Six Months Ended                   Three Months Ended
                                                                            June 30,                             June 30,
                                                                            --------                             --------
                                                                     2002              2001                 2002           2001
                                                                     ----              ----                 ----           ----
 Net income (loss) per share - basic computation:

Net income (loss) available to common shareholders .......      $(12,720,623)      $(4,275,044)      $(13,301,829)      $(5,028,837)
                                                                ============       ===========       ============       ===========

Average common shares outstanding - basic ................         1,720,928         1,720,928          1,720,928         1,720,928
                                                                ============       ===========       ============       ===========

Net income (loss) per share - basic ......................      $      (7.39)      $     (2.48)      $      (7.73)      $     (2.92)
                                                                ============       ===========       ============       ===========

Net income (loss) per share - diluted computation:

Net income (loss) available to common shareholders .......      $(12,720,623)      $(4,275,044)      $(13,301,829)      $(5,028,837)
                                                                ============       ===========       ============       ===========

Average common shares outstanding - basic ................         1,720,928         1,720,928          1,720,928         1,720,928
                                                                ============       ===========       ============       ===========

Incremental shares from assumed conversions:
  Stock options ..........................................                 -                 -                  -                 -
                                                                ------------       -----------       ------------       -----------

Average common shares outstanding - diluted ..............         1,720,928         1,720,928          1,720,928         1,720,928
                                                                ------------       -----------       ------------       -----------

Net income (loss) per share - diluted ....................      $      (7.39)      $     (2.48)      $      (7.73)      $     (2.92)
                                                                ============       ===========       ============       ===========


Note 5 - Income Tax Benefit

The net operating realized loss for both the six and three months period ended June 30, 2002 produced an estimated taxable operating loss. This loss was sufficient enough to allow the Company to record $3,208,746 of currently refundable income taxes as a benefit. The remainder of the income tax benefit for these periods relates to the increase in estimated net deferred tax assets that can be used in future years.


Note 6 - Regulatory Matters

At June 30, 2002, the Company and the Bank failed to meet the minimum capital requirements of the Federal Reserve and FDIC, respectively, to be adequately capitalized. As a result, the Bank has become subject to the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. These provisions and the FDIC require the Bank to submit a capital restoration plan to FDIC by September 7, 2002, and impose limitations or prohibitions on the Bank's ability to: pay capital distributions and management fees; increase its assets; engage in expansion activities; pay compensation to senior management; engage in material transactions not in the ordinary course of business; extend credit for highly leveraged transactions; amend its charter or bylaws; engage in certain transactions with affiliates of the Bank; and pay rates of interest that increase the Bank's cost of funds. Because the Bank's tangible capital is less than 2% of its average total assets, the FDIC has the right to appoint a receiver for the Bank without prior notice to the Bank.

                           RHBT FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Regulatory Matters -- continued

The following table shows the capital amounts and ratios for the Company and the Bank at June 30, 2002. In making decisions regarding the actions it will take and requirements it will impose on the Bank, the FDIC does its own computations of capital ratios which could differ from those presented below.

                                                                                June 30, 2002                  Required to be
                                                                                   Actual                  Adequately Capitalized
                                                                                   ------                  ----------------------
                                                                           Amount          Ratio          Amount             Ratio
                                                                           ------          -----          ------             -----
The Company
  Total capital (to risk-weighted assets) ..................          $ 5,837,454           2.75%       $16,956,184           8.00%
  Tier 1 capital (to risk-weighted assets) .................            3,188,050           1.50%         8,478,092           4.00%
  Tier 1 capital (to average assets) .......................            3,188,050           1.26%        10,121,353           4.00%

The Bank
  Total capital (to risk-weighted assets) ..................          $ 5,899,013           2.87%       $16,955,920           8.00%
  Tier 1 capital (to risk-weighted assets) .................            3,249,179           1.58%         8,477,969           4.00%
  Tier 1 capital (to average assets) .......................            3,249,179           1.30%        10,121,230           4.00%

                           RHBT FINANCIAL CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Rock Hill Bank & Trust, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     o    our ability to increase our regulatory capital;
     o    adequacy of our allowance for loan losses;
     o our ability to formulate a capital restoration plan that will be acceptable to the FDIC;
     o    our ability to implement an acceptable capital restoration plan;
     o    our ability to realize deferred tax benefits;
     o    the effects of future economic conditions;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
     o    our ability to control costs,  expenses,  and loan delinquency  rates;
          and
     o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Results of Operations

Recent Developments

At the end of its second quarter, the Bank discovered that its then president and chief operating officer had engaged in various improper activities with respect to a large number of loans held in the loan portfolio of Rock Hill Bank & Trust (the "Bank") and had used his knowledge of the Bank's policies and procedures to hide the improprieties and the true nature of the loans involved. The Bank immediately notified law enforcement agencies, the Federal Deposit Insurance Corporation, and its state banking regulator, and terminated the employment of the officer. Since that time, the Bank, law enforcement, the FDIC and the state banking regulators have been investigating the situation, including an ongoing examination of all loans that were the responsibility of the officer.

As a result of its examination through August 16, 2002, the FDIC has determined that a provision of $19,684,970 is required to charge off the loans or portions of loans considered by the FDIC to be uncollectible ($13,021,000) and to increase the allowance for loan losses sufficiently to cover its estimate of the losses inherent in the Bank's loan portfolio. The provision determined by FDIC is in addition to the provision of $207,500 which had been made for the six months ended June 30, 2002 by the Bank prior to discovery of the problem. The FDIC has not yet completed its examination, however, and it is possible that additional provisions to the allowance for loan losses and charge offs will be required.

                           RHBT FINANCIAL CORPORATION

Recent Developments -- continued

In general terms, the provision, in part because of its magnitude, is reflected in the Company's financial condition and results of operations at and for the six months ended June 30, 2002, as follows:

     o    Net interest  income was reduced by the provision  for loan losses.
     o Accrued income on affected loans was charged off also reducing net interest income.
     o The reduction in net interest income and the additional provision caused income before taxes to be negative (a loss).
     o The before tax loss triggered a tax benefit which consists of a right to a refund of previously paid income taxes ($3,208,746) and a deferred tax asset of $3,186,260 (represents the amount of taxes that will not have to be paid in future years because of the loss assuming that the Company is able to generate otherwise taxable income of approximately $10 million in the next 20 years).
     o The before tax loss was reduced by the tax benefit to obtain the net loss.
     o The net loss reduced total shareholders' equity by a corresponding amount ($12,720,623).

In addition to the obvious negative impact on the Company's earnings and balance sheet, the losses also reduce the Company's and the Bank's regulatory capital. Their capital positions at June 30, 2002 are shown in the following table.

                                                                                June 30, 2002                  Required to be
                                                                                   Actual                  Adequately Capitalized
                                                                                   ------                  ----------------------
                                                                          Amount          Ratio            Amount             Ratio
                                                                          ------          -----            ------             -----
The Company
  Total capital (to risk-weighted assets) ..................          $ 5,837,454           2.75%       $16,956,184           8.00%
  Tier 1 capital (to risk-weighted assets) .................            3,188,050           1.50%         8,478,092           4.00%
  Tier 1 capital (to average assets) .......................            3,188,050           1.26%        10,121,353           4.00%

The Bank
  Total capital (to risk-weighted assets) ..................          $ 5,899,013           2.87%       $16,955,920           8.00%
  Tier 1 capital (to risk-weighted assets) .................            3,249,179           1.58%         8,477,969           4.00%
  Tier 1 capital (to average assets) .......................            3,249,179           1.30%        10,121,230           4.00%

As a further result of the required provision and charge offs of loans, the Bank has been notified by the FDIC that it does not meet the requirements to be adequately capitalized under the Federal Deposit Insurance Act (the "FDIA") and that it is subject to the restrictions described below. The federal banking agencies, including the FDIC, have broad powers under current federal law to take prompt corrective action to resolve capital problems of insured depository institutions. The extent of these powers depends, to some extent, upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically
undercapitalized."    The   Bank   meets   the    definition   of    "critically
undercapitalized" because its tangible capital is less than 2% of its total average assets. The purpose of these powers is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to have receivers appointed for banks that are unwilling or unable to take such steps. These powers are in addition to the FDIC's more general powers to take a broad range of actions to protect the safety and soundness of the institution's deposits of which it insures.

A bank that is "undercapitalized" becomes subject to provisions of Section 38 of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets; and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions in Section 38 of the FDIA on compensation paid to senior management of the bank. A bank that is "critically undercapitalized" is further restricted in that it is prohibited from engaging in any of the following activities without prior written approval from the FDIC:

     o Entering into any material transaction other than in the usual course of business, including any investment, expansion, acquisition, sale of assets, or other similar action with respect to which the bank is required to provide notice to the FDIC.
     o    Extending credit for any highly leveraged transaction.
     o Amending the bank's charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation, or order.

                           RHBT FINANCIAL CORPORATION

Recent Developments -- continued

     o    Making any material change in accounting methods.
     o Engaging in any covered transaction (as defined in section 23A(b) of the Federal Reserve Act).
     o    Paying excessive compensation or bonuses.
     o Paying interest on new or renewed liabilities at a rate that would increase the bank's weighted average cost of funds to a level significantly exceeding the prevailing rates of interest on insured deposits in the bank's normal market area.
     o Making any principal or interest payment on subordinated debt beginning 60 days after becoming critically undercapitalized.

In addition, the FDIC is required by the FDIA to appoint a receiver or conservator for a critically undercapitalized bank or take other action the FDIC determines would better achieve the purpose of the prompt corrective action provisions of the FDIA. Pursuant to its prompt corrective action powers, the FDIC has required the Bank to submit a capital restoration plan by September 7, 2002. The FDIC will have sixty days to review the plan and provide written notice of whether the plan has been approved. If the plan is disapproved, the Bank must submit a revised plan within the time specified by the FDIC. To be approved, the plan must be based on realistic assumptions and be likely to succeed in restoring the Bank's capital, and must not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the Bank is exposed. The Company is required to guarantee that the Bank will comply with the plan until the Bank has been adequately capitalized on average during each of four consecutive calendar quarters, and provide appropriate assurances of performance. The guarantee is, however, limited to the lesser of: (i) an amount equal to 5% of the Bank's total assets at the time the Bank was notified or deemed to have notice that it was undercapitalized; or (ii) the amount necessary to restore the relevant capital measures of the Bank to the levels required for the Bank to be classified as adequately capitalized.

The capital restoration plan must include the following information:

     o    The steps the Bank will take to become adequately capitalized;
     o The levels of capital to be attained during each year the plan is in effect;
     o How the Bank will comply with the restrictions or requirements in effect under the prompt corrective action provisions of the FDIA;
     o    The types and levels of activities in which the Bank will engage; and
     o    Any other information the FDIC may require.

The Company expects its capital restoration plan to provide for the Bank to pursue aggressively restoration of capital adequacy through one or a combination of three approaches:

     o Increasing capital through retention of earnings, aggressive collection action with respect to classified and charged off loans, and aggressive pursuit of any claims the Bank may have against its insurers and bonding companies and other third parties;
     o Decreasing the assets of the Bank to improve the ratio of capital to assets; and
     o Raising additional capital through sales of securities or combining with another bank with sufficient capital to have the resultant bank be adequately capitalized.

There is no assurance that the FDIC will find the Company's capital restoration plan acceptable or, if it does, that the Company will be able to successfully implement the plan.

                           RHBT FINANCIAL CORPORATION

Net Interest Income

For the six months ended June 30, 2002, net interest income increased $178,359 or 5.14%, to $3,646,612, as compared to $3,468,253 for the same period in 2001. Although the volume of loans increased during the period, total interest income decreased from $8,585,984 for the six months ended June 30, 2001 to $7,667,618 for the same period in 2002. The decrease is primarily related to a decrease in interest on federal funds sold, repurchase agreements and loans. The decrease of $615,546 on federal funds and repurchase agreements between the two periods relates to the significant decrease in interest rates. The decrease in interest income on loans relates primarily to a charge of $415,000 against loan interest income for the accrued interest on loans charged off and interest relating to other problem loans. The net interest margin realized on earning assets decreased from 3.47% for the six months ended June 30, 2001 to 3.08% for the same period in 2002. The interest rate spread also decreased by 7 basis points from 2.80% at June 30, 2001 to 2.73% at June 30, 2002. The net interest margin and net interest spread were negatively affected by the accrued interest on the problem loans reversed out of loan interest income during the period.

Net interest income decreased from $1,691,445 for the quarter ending June 30, 2001 to $1,632,082 for the quarter ending June 30, 2002. This represents a decrease of $59,363, or 3.51%. The decrease is primarily attributable to a decrease in total interest income. Total interest income decreased $529,869 during the quarter ended June 30, 2002 when compared to the same quarter in 2001. As mentioned earlier, a charge of $415,000 was made to loan interest income during the quarter for loans charged off and problem loans. Interest expense also decreased $470,506, or 18.78%, over the quarter ending June 30, 2001 as a result of the declining interest rate environment. The net interest margin realized on earning assets decreased from 3.41% for the quarter ended June 30, 2001 to 2.66% for the quarter ended June 30, 2002. The interest rate spread also decreased by 59 basis points from 2.75% for the six months ended June 30, 2001 to 2.16% for the six months ended June 30, 2002. The net interest margin and net interest spread were negatively affected by the accrued interest on the problem loans reversed out of loan interest income during the quarter.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2002, the provision charged to expense was $19,892,470 as compared to $177,000 for the same period in 2001. We increased our provision in 2002 as a result of the identification of a number of problem loans. See the discussion above under "Recent Developments." While these problems still exist and we are reexamining all of our loans, based on what we know as of August 16, 2002, we believe that the allowance has been funded to cover potential losses associated with these loans. For the quarter ended June 30, 2002 and 2001, the provision charged to expense was $19,747,470 and $87,000, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. We also make provisions to our allowance for loan losses when and as required or requested by FDIC and our state banking regulators. See the discussion above under "Recent Developments." Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a further decrease of our net income and our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2002 was $518,988, an increase of $35,604 from $483,384 during the comparable period in 2001. Residential mortgage fee income increased $28,006, or 20.37% to $165,511 for the six months ended June 30, 2002, when compared to the same period in 2001. In addition, we recognized gains on the sale of securities totaling $24,219 during the six months ended June 30, 2002, compared to no gains on sales during the comparable period in 2001. These increases were partially offset by the decrease in income from fiduciary activities of $43,201, or 59.96%, from $72,048 during the six months ended June 30, 2001, as we continued to refocus the trust department toward traditional activities and local customers.

For the quarter ended June 30, 2002, noninterest income increased $27,860, or 11.58%, from $240,549 for the same period in 2001. The overall increase relates to an increase in residential mortgage fee income of $24,038 or 34.54% from $69,604 for the same period in 2001. Other charges, commissions and fees also increased from $37,096 for the quarter ended June 30, 2001 to $52,985 for the quarter ended June 30, 2002.

                           RHBT FINANCIAL CORPORATION

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2002 was $2,682,179, or 74.72% lower than the $10,609,181 amount for the six months ended June 30, 2001. The significant decrease was the result of the expense in the 2001 period associated with the trust settlement of $7,600,000 to finalize the outstanding claims resulting from the trust lawsuit filed in February 2001. In addition, we expensed $740,063 in legal fees during the six months ended June 30, 2001, as compared to $90,025 during the six months ended June 30, 2002. Occupancy expenses increased $121,199, or 39.30% over the $308,424 for the same period in 2001. Salaries and employee benefits increased from $988,373 for the six months ended June 30, 2001 to $1,089,850 for the six months ended June 30, 2002. This increase represents normal pay increases and additional staff to assist with our growth.

For the quarter ended June 30, 2002, noninterest expense decreased $7,785,755, or 84.24%, over the same period in 2001. As mentioned above, the largest decrease between the quarters ended June 30, 2002 and June 30, 2001 was the recording of $7,600,000 to account for the trust settlement. In addition, legal expenses decreased $422,560, or 86.23%, to $67,502 during the quarter ended June 30, 2002. The majority of these legal fees relate to the trust settlement. Other operating expenses increased $95,095, or 19.31% over the $492,373 amount for the three months ended June 30, 2001. Salaries and employee benefits also increased from $506,332 for the quarter ended June 30, 2001 to $585,360 for the quarter ended June 30, 2002. As stated above, this increase represents normal pay increases.


Income Taxes

Due primarily to the provision for loan loss expense of $19,892,470, we recorded an income tax benefit of $5,688,426 for the six months ended June 30, 2002. We recorded an income tax benefit of $2,559,500 for the same period in 2001 mainly as a result of expenses associated with the trust settlement. The effective income tax benefit rate for the six months ended June 30, 2002 and 2001, was 30.90% as compared to 37.45%, respectively.

For the same reasons as mentioned above, we recorded an income tax benefit for the three months ended June 30, 2002 of $6,001,726 as compared to $2,368,500 for the same period in 2001. The effective income tax benefit rate for the three months ended June 30, 2002 and 2001, was 31.09% as compared to 32.02%, respectively.


Net Income (Loss)

Net income generated from normal operations of the Company were offset by the provision for loan losses which resulted in the net loss for the six months ended June 30, 2002 of $12,720,623 as compared to a net loss of $4,275,044 resulting from the settlement of the trust lawsuit for the same period in 2001. For the quarter ended June 30, 2002, our net loss was $13,301,829 as compared to net a loss of $5,028,837 for the quarter ended June 30, 2001. A significant charge to the provision for loan losses was recorded during the quarter ended June 30, 2002 (see discussion above under "Results of Operations") and the trust settlement was recorded during the quarter ended June 30, 2001.


Assets and Liabilities

During the first six months of 2002, total assets increased $18,129,886, or 7.80%, when compared to December 31, 2001. Loans continue to be our primary source of growth in assets, increasing $15,107,775 during the first six months of 2002. This was after the charge-off of loans totaling $13,021,000 during the second quarter of 2002. Total deposits increased $29,330,737, or 16.00%, from the December 31, 2001 amount of $183,299,434. Within the deposit area, other time deposits increased $15,851,865, or 26.98%, during the first six months of 2002. Time deposits $100,000 and over increased $6,326,487 from the December 31, 2001 amount to $85,339,585 at June 30, 2002. Such growth is expected to be replaced by decreases in the near future as the results of restrictions imposed by FDIC and the Company's capital restoration plan.
See discussion above under "Recent Developments."

                           RHBT FINANCIAL CORPORATION

Securities Available-for-Sale

Securities available-for-sale increased from $16,051,250 at December 31, 2001 to $21,511,242 at June 30, 2002. The increase is attributable to our efforts to improve our asset-liability position by purchasing additional securities. All of our marketable investment securities were designated as available-for-sale at June 30, 2002.


Nonmarketable Equity Securities

Nonmarketable equity securities include the cost of our investments in the stock of the Federal Home Loan Bank of $1,250,000 at June 30, 2002 and December 31, 2001, and the stock of Community Financial Services, Inc., of $351,794 at June 30, 2002 and December 31, 2001. Investment in Federal Home Loan Bank stock is required for borrowings from the Federal Home Loan Bank.


Loans

We continued to experience loan growth during the first six months of 2002. Net loans increased $8,240,757, or 4.43%, during the period. As mentioned, we had significant loan charge-offs during the second quarter of 2002. See the discussion above under "Recent Developments." The majority of the charge-offs were in the commercial and industrial loan category. As shown below, the main component of growth in the loan portfolio was in real estate-construction loans, which increased 172.74%, or $11,014,738, from December 31, 2001. Despite significant charge-offs, commercial and industrial loans increased $2,149,367, or 1.61% to $135,818,453 at June 30, 2002. Commercial and industrial loans include discounted accounts receivable loans that totaled $7,910,746 at June 30, 2002. Accounts receivable loans increased $584,503, or 7.98%, when compared to December 31, 2001. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                                                            June 30,                    December 31,
                                                                                              2002                          2001
                                                                                              ----                          ----
Real estate - construction ...........................................                   $ 17,391,080                   $  6,376,342
Real estate - mortgage ...............................................                     46,275,401                     44,006,124
Commercial and industrial ............................................                    135,818,453                    133,669,086
Consumer and other ...................................................                      3,381,964                      3,707,571
                                                                                         ------------                   ------------

                                                                                         $202,866,898                   $187,759,123
                                                                                         ============                   ============


Risk Elements in the Loan Portfolio

The following is a summary of identified risk elements in the loan portfolio:

                                                                                                               June 30,
                                                                                                               --------
                                                                                                      2002                   2001
                                                                                                      ----                   ----
Loans: Nonaccrual loans ..............................................................            $ 5,269,127            $ 2,100,317

Accruing loans more than 90 days past due ............................................            $         -            $         -

Loans identified by the internal review mechanism or the FDIC

   Criticized ........................................................................            $         -            $   294,307

   Classified ........................................................................            $25,651,000            $ 1,806,978

                           RHBT FINANCIAL CORPORATION

Risk Elements in the Loan Portfolio -- continued

As discussed earlier, we are uncertain as to the risk elements in the portfolio as of June 30, 2002. We are continually reviewing credits and monitoring past due loans to determine their creditworthiness. Nonaccrual loans at June 30, 2002 include loans identified by our loan accounting system as nonaccrual and loans considered doubtful as a result of the current loan review examination. While our internal loan review mechanism has not identified any loans as criticized, we are carefully monitoring the remaining portfolio that was the responsibility of our former president. The remainder of his portfolio totaled $69,005,000 at June 30, 2002 and may contain risks or losses that have not yet been identified.

Activity in the Allowance for Loan Losses is as follows:

                                                                                                          June 30,
                                                                                                          --------
                                                                                               2002                        2001
                                                                                               ----                        ----
Balance, January 1, ........................................................             $   1,932,698               $   1,601,539
Provision for loan losses for the period ...................................                19,892,470                     177,000
Net loans (charged-off) recovered for the period ...........................               (13,025,452)                    (36,510)
                                                                                         -------------               -------------

   Balance, end of period ..................................................             $   8,779,716               $   1,742,029
                                                                                         =============               =============

Gross loans outstanding, end of period .....................................             $ 202,866,898               $ 173,384,677

Allowance for loan losses to loans outstanding .............................                      4.33%                       1.00%


Deposits

At June 30, 2002, our total deposits increased by $29,330,737, or 16.00%, from December 31, 2001. The largest increase was in other time deposits which increased $15,851,865, or 26.98%, from December 31, 2001 to June 30, 2002. Time deposits $100,000 and over also increased $6,326,487 to $85,339,585 at June 30, 2002. Brokered deposits increased $1,157,000, or 4.63%, from December 31, 2001 to $42,743,346 at June 30, 2002. We determined that the cost of funds using brokered deposits is reasonable in comparison to the cost of obtaining traditional deposits. Interest-bearing checking accounts increased $2,944,172, or 22.32%, to $16,135,692 at June 30, 2002. Expressed in percentages, noninterest-bearing deposits increased 11.77% and interest-bearing deposits increased 16.21%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                                                              June 30,                  December 31,
                                                                                                2002                       2001
                                                                                                ----                       ----
Noninterest-bearing demand deposits ......................................                 $  9,598,317                 $  8,587,618
Interest-bearing demand deposits .........................................                   16,135,692                   13,191,520
Savings deposits .........................................................                   26,960,714                   23,763,200
Time deposits $100,000 and over ..........................................                   85,339,585                   79,013,098
Other time deposits ......................................................                   74,595,863                   58,743,998
                                                                                           ------------                 ------------

                                                                                           $212,630,171                 $183,299,434
                                                                                           ============                 ============

                           RHBT FINANCIAL CORPORATION

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $25,000,000 and consisted of the following at June 30, 2001.

      Maturity Date               Call Date               Grant Date             Current Rate               Balance
      -------------               ---------               ----------             ------------               -------
         10/11/05                 10/11/02                 10/11/00                  6.26%                $ 5,000,000
         01/10/11                 01/10/06                 01/10/01                  5.05                   7,000,000
         01/12/11                 01/13/03                 01/12/01                  4.63                   5,000,000
         02/01/11                 02/01/03                 02/01/01                  4.78                   2,000,000
         02/09/11                 02/09/04                 02/09/01                  5.02                   3,000,000
         03/21/11                 03/19/04                 03/19/01                  4.67                   3,000,000
                                                                                                          -----------

               Total advances                                                                             $25,000,000
                                                                                                          ===========

Advances from the Federal Home Loan Bank are all fixed rate advances with principal due at maturity and interest payable quarterly. All advances are subject to early termination with two days notice.

As collateral, we have pledged our portfolio of first mortgage loans on one-to-four family residential properties aggregating $21,852,000 and certain commercial loans totaling $6,067,000 at June 30, 2002. Investment securities totaling $5,000,000 and our investment in Federal Home Loan Bank stock of $1,250,000, are also pledged as collateral.


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and borrowings from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 83.38% at June 30, 2002 and 88.44% at December 31, 2001.

Securities available-for-sale, which totaled $21,511,242 at June 30, 2002, serve as a ready source of liquidity. However, as of June 30, 2002, securities totaling $10,150,000 were pledged to secure public deposits. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2002, unused lines of credit totaled $6,500,000.

Prior to the identification of our problem loan situation, we also had a line of credit with the Federal Home Loan Bank allowing us to borrow up to fifteen percent of our total assets. However, subsequent to June 30, 2002, the Federal Home Loan Bank rescinded the line of credit. We may continue to apply for advances from the Federal Home Loan Bank and each application will be reviewed and acted upon by their credit committee. At June 30, 2002, we had advances from the Federal Home Loan Bank totaling $25,000,000.


Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                           RHBT FINANCIAL CORPORATION

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $31,687,000 and standby letters of credit of $796,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


Capital Resources

Total shareholders' equity decreased from $19,222,217 at December 31, 2001 to $6,308,900 at June 30, 2002. The net loss for the six months ended June 30, 2002 of $12,720,623 was the primary reason for the decrease. We paid cash dividends totaling $120,465 during the period. Also, as of June 30, 2002, we had declared another dividend for the same amount which was paid on July 15, 2002. As discussed, the loss was primarily a result of the charge to the provision for loan losses of $19,892,470. The problem loan situation has caused us to be undercapitalized at June 30, 2002. We are in the process of developing and implementing a capital restoration plan for the Bank.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. See the discussion above under "Recent Developments" for further information about our capital position and potential consequences of the failure to meet our minimum regulatory capital ratios.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. As noted, we did not meet the required minimum regulatory capital ratios as of June 30, 2002. See the discussion under "Recent Developments" for further information about our capital position and potential consequences of the failure to meet our minimum regulatory capital ratios.

The following table summarizes our risk-based capital at June 30, 2002:

Shareholders' equity .....................................       $   6,308,900
Less: unrealized gains on securities .....................             (81,549)
Less: disallowed deferred taxes ..........................          (3,039,301)
                                                                 -------------
Tier 1 capital ...........................................           3,188,050
Plus: allowance for loan losses (1) ......................           2,649,404
                                                                 -------------
Total capital ............................................       $   5,837,454
                                                                 =============
Risk-weighted assets .....................................       $ 211,952,296
                                                                 =============
Average assets ...........................................       $ 253,033,826
                                                                 =============

Risk based capital ratios
Tier 1 capital (to risk-weighted assets) .................                1.50%
Total capital (to risk-weighted assets) ..................                2.75%
Tier 1 capital (to total average assets) .................                1.26%

(1) limited to 1.25% of risk-weighted assets

                           RHBT FINANCIAL CORPORATION

Part II - Other Information

Item 1. Legal Proceedings

We are a party to several lawsuits which have previously been disclosed in our SEC filings. During the six months ended June 30, 2002, there were no material developments in any of these legal proceedings. Also see Part I, Item 2. - "Management's Discussion and Analysis or Plan of Operation -- Recent Developments."

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2002, we held our Annual Meeting of Shareholders for the purpose of electing Class I directors to serve for three year terms.

Of the 1,720,928 outstanding shares of the Company, each of the nominees for director received the number of votes required for such nominee's election in accordance with the Bylaws of the Company as follows:

                                                     Votes              Votes                             Votes Withheld/
                                                      For              Against         Abstentions        Broker Nonvotes
                                                ----------------    --------------     -------------    --------------------
Class I - Three year term
William C. Beaty, Jr.                              1,511,535              0               7,469                     -
Hugh L. Harrelson, Sr.                             1,511,535              0               7,469                     -
Herman E. Honeycutt                                1,500,598              0               7,469                10,937

Item 6. Exhibits And Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         Not applicable.


(b)      Reports on Form 8-K

         No reports were filed on Form 8-K during the second quarter of 2002.

                           RHBT FINANCIAL CORPORATION

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                     By:      /s/ HERMAN E. HONEYCUTT
                                              ----------------------------------
                                              Herman E. Honeycutt
                                              Chief Executive Officer




Date: August 19, 2002                By:      /s/ PATRICIA M. STONE
                                              ----------------------------------
                                              Patricia M. Stone
                                              Chief Financial Officer